Form 10-Q
period 2008-03-31
STONE CONSULTING SERVICES INC
filed 2008-05-20
CIK 1406407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 333-149995

STONE CONSULTING SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8066540
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

18 Ozone Avenue
Venice, CA 90291
(Address of principal executive offices)

(310) 399-1114
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No *

* The registrant became subject to Section 15(d) of the Securities Exchange Act of 1934 upon effectiveness of its Registration Statement on Form S-1 (Registration No. 333-149995) on April 10, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2008, the Company had authorized 50,000,000 shares of $.001 par value common stock of which 5,000,000 shares of common stock were issued and outstanding, and the Company had authorized 5,000,000 shares of $.001 par value preferred stock of which no shares are issued and outstanding.

Stone Consulting Services, Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2008

Table of Contents

Page
PART I . FINANCIAL INFORMATION	F-1

Item 1. Financial Statements:	F-1
Balance Sheets as of March 31, 2008 and December 31, 2007 (audited)	F-1
Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from Inception on December 11, 2006 to March 31, 2008 (Unaudited)	F-2
Statement of Stockholders’ Equity (Deficit) for the period from Inception on December 11, 2006 through March 31, 2008 (Unaudited)	F-3
Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from Inception on December 11, 2006 to March 31, 2008 (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T. Controls and Procedures	8

PART II . OTHER INFORMATION	9

Item 1. Legal Proceedings	9
Item 1A. Risk Factors - Not Applicable	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Item 5. Other Information	9
Item 6. Exhibits	9

SIGNATURES	11

EXHIBIT INDEX	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Stone Consulting Services, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$2,249	$24,656
Accounts receivable	1,000	-
Total Assets	$3,249	$24,656
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,141	$-
Accrued liabilites	2,681	5,754
Income tax payable	800	800
Total Current Liabilities	7,622	6,554
Long-Term Debt
Shareholder loan	500	500
Total Liabilities	8,122	7,054
Stockholders' Equity
Common stock, $.001 par value 50,000,000 authorized
5,000,000 and 4,500,000 issued and outstanding	5,000	5,000
Additional Paid in Capital	32,500	32,500
Deficit Accumulated in the Development Stage	(42,373)	(19,898)
Total Stockholders' Equity (Deficit)	(4,873)	17,602
Total Liabilities and Stockholders' Equity	$3,249	$24,656

The Accompanying Notes are an Integral Part of the Financial Statements

Stone Consulting Services, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
			December 11, 2006
	For the Three Months Ended		(Date of Inception)
	March 31,		to March 31,
	2008	2007	2008
Consulting Revenue	$1,000	$-	$5,500
General administrative expenses	23,475	1,277	49,647
Income (loss) before provision for income tax	(22,475)	(1,277)	(44,147)
Income tax expense	-	-	(1,035)
Net Income (Loss)	$(22,475)	$(1,277)	$(45,182)
Basic and Diluted (Loss) per Common Share	$-	$-
Basic and Diluted Weigted Average
Common Shares Outstanding	5,000,000	4,500,000

The Accompanying Notes are an Integral Part of the Financial Statements

Stone Consulting Services, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Unaudited)

				Accumulated
	Common			in the	Total
	Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balances, December 11, 2006
(Date of Inception)	-	$-	$-	$-	$-
Shares issued to founder at $.001 per share, December 11, 2006	4,500,000	4,500	-	-	4,500
Net Income	-	-	-	749	749
Balance, December 31, 2006	4,500,000	4,500	-	749	5,249
Net proceeds from sale of common stock, August 2007	500,000	500	32,500	-	33,000
Net Loss	-	-	-	(20,647)	(20,647)
Balances, December 31, 2007	5,000,000	5,000	32,500	(19,898)	17,602
Net Loss	-	-	-	(22,475)	(22,475)
Balances, March 31, 2008	5,000,000	$5,000	$32,500	$(42,373)	$(4,873)

The Accompanying Notes are an Integral Part of the Financial Statements

Stone Consulting Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			December 11, 2006
	Three Months Ended		(Date of Inception)
	March 31,		to March 31,
	2008	2007	2008
Operating Activities:
Net loss	$(22,475)	$(1,277)	$(42,373)
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:	-	-	-
Changes in Assets and Liabilities:
Accounts receivable	(1,000)		(1,000)
Prepaid expenses	-	(3,266)	3,265
Accrued liabilities	(3,073)	-	2,681
Accounts payable	4,141		4,141
Income tax payable	-	-	800
Net Cash Used by Operating Activities	(22,407)	(4,543)	(32,486)
Financing Activities:
Proceeds from sale of common stock	-	-	37,500
Proceeds from shareholder loan	-	-	500
Net Cash Provided by Financing Activities	-	-	38,000
	-	-
Net Increase in Cash	(22,407)	(4,543)	5,514
Cash at Beginning of Year	24,656	6,309	-
Cash at End of Year	$2,249	$1,766	$5,514
Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$235
Cash paid for interest	$-	$-	$-
Non Cash Transactions:	$-	$-	$-

The Accompanying Notes are an Integral Part of the Financial Statements

STONE CONSULTING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Basis of Presentation and Interim Financial Statements

Stone Consulting Services, Inc. (a development stage company) (“the Company”) was incorporated in the State of Delaware on December 11, 2006, to provide “management consulting” and “strategy consulting” services and to assist in the areas of business development and operational management for small business owners, professionals, and companies within the pharmaceutical, medical (including psychology), and health-care sectors.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.

The accompanying unaudited financial statements of Stone Consulting Services, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended March 31, 2008, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1 (No. 333-149995).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Income (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average  number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at March 31, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding and as dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is not expected to have a material affect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material affect on our financial position or results of operations.

STONE CONSULTING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position.

NOTE 2: Related Party Transactions

On December 11, 2006, in connection with the formation of the Company, the founder of the Company purchased 4,500,000 shares of common stock from the Company for an aggregate of $4,500, or $.001 per share.

On December 11, 2006, also in connection with the formation of the Company, Michael Stone, the Company’s sole officer and director, advanced $500 to the Company in the form of a loan on an interest-free basis.

On August 24, 2007, the Company completed an unregistered private offering under the Securities Act relying upon the exemption from registration afforded by Rule 506 of Regulation D promulgated there under. In the July 2007 private placement, the Company sold 500,000 shares of its $.001 par value common stock at a price of $.10 per share for $50,000 in cash. Included in the investors were Lore E. Stone (100,000 shares) and Deborah E. Stone (100,000 shares), mother and sister, respectively, of Michael Stone.

The Company has been provided office space, telephone and secretarial services from our Chief Executive Officer, without charge. The Company intends to rent office space and hire administrative personnel when the Company expands its commercial operations.

STONE CONSULTING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3: Stockholders’ Equity:

At March 31, 2008, the authorized capital of the Company consists of 55,000,000 shares of capital stock comprising 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.001 per share. The preferred stock has voting and other rights and preferences as may be determined by the Board of Directors from time-to-time. As of March 31, 2008, there are 5,000,000 shares of common stock issued and outstanding. No shares of preferred stock have been issued.

Between July and August of 2007, the Company sold 500,000 Shares of its common stock at a purchase price of $.10 per share, or an aggregate of $50,000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company received net proceeds from the offering of $33,000.

NOTE 4: Going Concern

The Company is an early stage development company and has minimal operating history in the field of consulting. Michael Stone, President, and sole Director, who despite having a background in managing and forming companies within the targeted business sectors and industries, now seeks to function as a consultant and has no formal training or professional experience in the consulting industry.

The future success of the Company currently depends on the continued services of Michael Stone. Mr. Stone is critical to the overall management of the Company as well as the development of the business strategy. The loss or unavailability of Mr. Stone will seriously impede the ability of the Company to continue its current operational plan.

At March 31, 2008, the Company has an accumulated deficit of $42,373. The Company has not generated significant revenues, and has generated operating losses while in the development stage.

The Company requires and is pursuing additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.   Management’s Discussion of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Services, Inc., a Delaware corporation, and its predecessors.

Plan of Operations

Management of the Company intends to provide “management consulting” and “strategy consulting” services and to assist in the areas of business development and operational management for small business owners, professionals, and companies within the pharmaceutical, medical (including psychology), and health-care sectors (the “Services”). These were chosen because of management’s knowledge and experience in managing and forming companies within the aforementioned sectors.

The consulting industry is highly fragmented and highly competitive. Within the industry, the pharmaceutical, medical (including psychology), and health-care sectors represent smaller, niche sub-areas. In particular, the Company intends to focus on small to mid-sized businesses within the aforementioned sectors, which tend to be ignored by larger consulting firms and represent an opportunity for the company to provide the Services and advise clients. The Company’s management may consider any other sector or industry outside its primary focus, if future evaluations lead us to a sector or industry focus, from time to time, which management believes is in the Company’s best interest.

In providing the Services, the Company intends to focus mainly on handling management issues, improving management processes, and provides “best practices” recommendations, as well as strategic planning, financial planning and budgeting, internal controls planning, organizational and human resource planning. The Company also intends to advise clients on scientific and technical issues. The Company intends to use its broad network of contacts and experts within the pharmaceutical, medical (including psychology), and health-care sectors in connection with (1) product and customer development (pharmaceuticals), (2) investments in or by small medical or psychology practice groups, or (3) acquisition or divestiture strategies with respect to the client’s businesses.

The Company intends to engage clients on a project-by-project basis or on a “retainer” basis, depending on the nature of services requested. The Company expects to face competition mainly from smaller, “boutique” consultants, and, to a lesser degree, specialized departments of larger consulting firms.

The Company plans to engage local or regional clientele, due to its current size. The nature of the pharmaceutical and heathcare sectors, in particular, would permit the Company to engage projects on the national level. It intends to develop clients on the national level as business matures.

The consulting business lies within the private sector and is not subject to significant governmental regulation. There are currently no registration or licensing fees associated with the particular kind of consulting business in which the Company is engaged. As such, the Company does not anticipate significant costs or other effects in terms of compliance with governmental regulation (existing or probable) with respect to its business. In addition, as the Company does not own any real property and does not engage in a business that is typically subjected to significant environmental law (federal, state, and local) compliance burdens, such as the oil, manufacturing, or computer industries, it does not anticipate significant costs of compliance or other effects with respect to such environmental laws.

Liquidity and Capital Resources

The Company was initially capitalized by the purchase of 4,500,000 shares of the Company’s common stock, $.001 per share (the “Common Stock”) by its founder for an aggregate purchase price of $4,500 and a $500 note from its founder on an interest-free basis (the “First Advance”).

Between July and August of 2007, the Company sold 500,000 shares of it Common Stock at a purchase price of $.10 per share or an aggregate of $50,000 pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “July 2007 Private Placement”). Of the $50,000 gross proceeds from the July 2007 Private Placement, the Company received a net amount of $33,000.

Pursuant to a Registration Statement of Form S-1 (Reg. No. 333-149945) which was declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered the offering by certain selling shareholders of 500,000 shares of Common Stock (the “Initial Offering”). The Company received no proceeds from the Initial Offering.

The Company has relied on the First Advance of $500 and the $33,000 net proceeds of the July 2007 Private Placement, as well as an aggregate of $4,500 in revenues from clients. The Company is using these proceeds to pay its organizational expenses, audit, legal expenses and advisory fees as well as fees and expenses in connection with the preparation and filing of the Registration Statement.

The Company does not have any material commitments for expenditures. It is not anticipated that the Company will expend significant resources on research and development activities with respect to the Services until its operations become more firmly established. While the Company will seek potential acquisitions for which it would then seek financing, it currently has no agreements, arrangements or understanding to acquire any other company.

The Company needs to raise approximately $110,000 in working capital in order to pursue its business strategy over the next 12 months. Management believes that it will be able to obtain sufficient funding to carry out its business strategy based on revenues from the Services in addition to financings through the sale of the Company’s securities and/or other sources of financing. Management believes that if the Company can establish a public market for its securities, it can raise sufficient funds to implement its business strategy. Management is continuing to do extensive research and evaluation to finalize a specific business plan that will be used to seek permanent funding.

Most of management’s time immediately going forward will be focused on capital formation and generating new clients. Currently, the Company’s only employee is our founder and Chief Executive Officer, Michael Stone. The Company intends to hire qualified employees in the future. However, the Company does not intend to hire any additional employees, enter into an office lease or make any other significant expenditures until it commences principle operations.

Results of Operations

During the first quarter of 2008, the Company incurred a net loss of $22,475 resulting from Consulting Revenues of $1,000 and General Administrative Expenses of $23,475.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has not generated significant revenues, and has generated operating losses while in the development stage. The Company requires and is pursuing additional capital for growth and strategic plan implementation. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

We believe our most critical accounting policies are revenue recognition and allowance for potentially uncollectible accounts receivable.

Revenue Recognition

The Company earns its revenues from client engagements. These engagements generally may last from three weeks to six months. The Company may receive a retainer, bill work as completed, or bill upon completion. Revenue from consulting services are billed on an hourly, daily or monthly rate. Revenue is recognized at the time the services are provided.

Allowance for Potentially Uncollectible Accounts

The Company provides for potentially uncollectible accounts receivable by use of an allowance method. The allowance is provided for based upon a review of the individual accounts outstanding and how recently payments have been received.

Material Changes in Results of Operations For the Three Months Ended March 31, 2008 compared with March 31, 2007

Revenues. During the three months ended March 31, 2007 and March 31, 2008, revenues were none and $1,000, respectively.

General administrative expenses.  During the three month periods ended March 31, 2007 and March 31, 2008, the Company incurred general administrative expenses of $1,277 and $23,475 respectively. General administrative expenses are comprised primarily of professional fees for legal and accounting services.

Net loss. During the three month periods ended March 31, 2007 and March 31, 2008, the Company incurred a net loss of $1,277 and $22,475 respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources as of March 31, 2008 compared with December 31, 2007

As of March 31, 2008, the Company had total assets of $3,249 as compared to $24,656 total assets as of December 31, 2007. The difference in asset balances represents the Company’s use of cash for operating expenses during the three month period offset by $1,000 revenues during the same three month period.

As of March 31, 2008, the Company had total liabilities of $8,122 as compared to $7,054 as of December 31, 2007 due in part to an increase in accounts payable to $4,141 as of March 31, 2008 as compared to $0 as of January 31, 2007.

As of March 31, 2008, the Company had stockholders’ deficit of $4,873 as compared to stockholders’ equity of $17,602 as of December 31, 2007. The reduction in stockholders’ equity is due to the increase of the deficit accumulated in the development stage to $42,373 as of March 31, 2008 from $19,898 as of December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with the provision of Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this quarterly report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a Registration Statement (Reg. No. 333-149995), declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered 500,000 shares of its common stock, par value $.001 per share, for sale by selling shareholders. None of the proceeds of such offering were received by the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company(1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Subscription Agreement, dated between July and August 2007 (1)
10.1	Note in the principal amount of $500, dated December 11, 2006, between the Company and Michael Stone. (1)
10.2	Consulting Agreement, dated December 14, 2006, between the Company and Orlando J. Ledon y Cartaya MD, Inc. (1)
10.3	Consulting Agreement, dated December 14, 2006, between the Company and Lore E. Stone, PhD d/b/a “Center For Personal Growth.” (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-149995) filed on March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2008	STONE CONSULTING SERVICES, INC.
	By:	/s/ Michael Stone
Michael Stone, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Stone Consulting Services, Inc.

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2008

EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.