Form 10-Q
period 2008-06-30
STONE CONSULTING SERVICES INC
filed 2008-08-11
CIK 1406407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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
☒ Yes ☐ No

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

As of August 7, 2008, the Company had authorized 50,000,000 shares of $.001 par value common stock of which 5,000,000 shares of common stock were issued and outstanding, and the Company had authorized 5,000,000 shares of $.001 par value preferred stock of which no shares are issued and outstanding.

STONE CONSULTING SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PAGE

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:	4
Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 and for the period from Inception on December 11, 2006 to June 30, 2008	5
Unaudited Statement of Stockholders’ Equity (Deficit) for the period from Inception on December 11, 2006 through June 30, 2008 (Unaudited)	6
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the period from Inception on December 11, 2006 to June 30, 2008 (Unaudited)	7
Notes to Unaudited Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	16

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

EXHIBIT INDEX	19

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Stone Consulting Services, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$4,804	$24,656

Total Assets	$4,804	$24,656

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$8,471	$-
Accrued liabilities	-	5,754
Income tax payable	-	800
Total Current Liabilities	8,471	6,554

Long-Term Debt
Shareholder loan	8,000	500

Total Liabilities	16,471	7,054

Stockholders' Equity
Common stock, $.001 par value 50,000,000 authorized 5,000,000 issued and outstanding	5,000	5,000
Additional Paid in Capital	32,500	32,500
Deficit Accumulated in the Development Stage	(49,167)	(19,898)
Total Stockholders' Equity (Deficit)	(11,667)	17,602
Total Liabilities and Stockholders' Equity	$4,804	$24,656

Stone Consulting Services, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)
					From
					December 11, 2006
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

Consulting Revenue	$2,350	$-	$3,350	$-	$7,850

General administrative expenses	8,147	11,213	31,622	12,490	54,367

Loss before provision for income tax	(5,797)	(11,213)	(28,272)	(12,490)	(46,517)

Income tax expense	997	-	997	-	2,032

Net Loss	$(6,794)	$(11,213)	$(29,269)	$(12,490)	$(48,549)

Basic and Diluted Loss per Common share	$-	$-	$-	$-

Basic and Diluted Weigted Average Common Shares Outstanding	5,000,000	4,500,000	5,000,000	4,500,000

Stone Consulting Services, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated
				in the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balances, December 11, 2006 (Date of Inception)	-	$-	$-	$-	$-

Shares issued to founder at $.001 per share, December 11, 2006	4,500,000	4,500	-	-	4,500

Net Income	-	-	-	749	749

Balance, December 31, 2006	4,500,000	4,500	-	749	5,249

Net proceeds from sale of common stock, August 2007	500,000	500	32,500	-	33,000

Net Loss	-	-	-	(20,647)	(20,647)
Balances, December 31, 2007	5,000,000	5,000	32,500	(19,898)	17,602

Net Loss	-	-	-	(29,269)	(29,269)
Balances, June 30, 2008	5,000,000	$5,000	$32,500	$(49,167)	$(11,667)

Stone Consulting Services, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			For the Period
			December 11, 2006
	Six Months Ended		(Date of Inception)
	June 30,		to June 30,
	2008	2007	2008

Operating Activities:
Net loss	$(29,269)	$(12,490)	$(49,167)
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:	-	-	-
Changes in Assets and Liabilities:
Accrued liabilities	(5,754)	6,925	-
Accounts payable	8,471	-	8,471
Income tax payable	(800)	(87)	-
Net Cash Used by Operating Activities	(27,352)	(5,652)	(40,696)

Financing Activities:
Proceeds from sale of common stock	-	-	37,500
Proceeds from shareholder loan	7,500	-	8,000
Net Cash Provided by Financing Activities	7,500	-	45,500

	-	-
Net Increase in Cash	(19,852)	(5,652)	4,804

Cash at Beginning of Year	24,656	7,000	-
Cash at End of Year	$4,804	$1,348	$4,804

Supplemental Disclosures:
Cash paid for income taxes	$1,797	$87	$2,032
Cash paid for interest	$-	$-	$-

Non Cash Transactions:	$-	$-	$-

Stone Consulting Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

The accompanying unaudited financial statements of Stone Consulting Services, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended June 30, 2008, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1 (No. 333-149995).

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

Income (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average  number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at June 30, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding and as dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) could impact the Company in the event of any future acquisition.

Stone Consulting Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending December 31, 2008. The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 is not expected to have a material affect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material affect on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

Stone Consulting Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

On December 14, 2006, the Company entered into a Consulting Agreement with Lore E. Stone, PhD d/b/a “Center for Personal Growth” (the “Lore Consulting Agreement”). This agreement provided for approximately $2,000 in income to the Company during fiscal year ended December 31, 2006. Lore E. Stone is the mother of Michael Stone, the Company’s founder, director and executive officer, and is a stockholder of the Company that beneficially owns approximately two percent (2%) of the issued and outstanding Shares of the Company.

On August 24, 2007, the Company completed an unregistered private offering under the Securities Act relying upon the exemption from registration afforded by Rule 506 of Regulation D promulgated there under. Between July and August of 2007, the Company sold 500,000 Shares of its common stock, par value $.001 per share, at a purchase price of $.10 per share, or an aggregate of $50,000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “July 2007 Private Placement”). Included in the investors were Lore E. Stone (100,000 shares) and Deborah E. Stone (100,000 shares), mother and sister, respectively, of Michael Stone.

The Company has been provided office space, telephone and secretarial services from our Chief Executive Officer, without charge. The Company intends to rent office space and hire administrative personnel when the Company expands its commercial operations.

On June 3, 2008, Michael Stone, the Company’s sole officer and director, advanced $7,500 to the Company pursuant to a Loan Agreement, dated of even date (the “Loan Agreement”), providing for loans in the aggregate principal amounts of up to $15,000, on an interest-free basis, due upon the earlier of: (i) twelve (12) months from the date of the Loan Agreement or (ii) the completion of a minimum four hundred thousand dollar ($400,000) financing.

NOTE 3: Stockholders’ Equity:

At June 30, 2008, the authorized capital of the Company consists of 55,000,000 shares of capital stock comprising 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.001 per share. The preferred stock has voting and other rights and preferences as may be determined by the Board of Directors from time-to-time. As of June 30, 2008, there are 5,000,000 shares of common stock issued and outstanding. No shares of preferred stock have been issued.

In the July 2007 Private Placement, the Company received net proceeds of $33,000 out of $50,000 in gross proceeds.

Stone Consulting Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

At June 30, 2008, the Company has an accumulated deficit of $49,167. The Company has not generated significant revenues, and has generated operating losses while in the development stage.

The Company requires and is pursuing additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Stone Consulting Services, Inc., a Delaware corporation, and its predecessors.

General

Management of the Company provides “management consulting” and “strategy consulting” services and assists in the areas of business development and operational management for small business owners, professionals, and companies within the pharmaceutical, medical (including psychology), and health-care sectors (the “Services”). These areas were chosen because of management’s knowledge and experience in managing and forming companies within the aforementioned sectors.

The consulting industry is highly fragmented and highly competitive. Within the industry, the pharmaceutical, medical (including psychology), and health-care sectors represent smaller, niche sub-areas. In particular, the Company focuses on small to mid-sized businesses within the aforementioned sectors, which tend to be ignored by larger consulting firms and represent an opportunity for the company to provide the Services and advise clients. The Company’s management may consider any other sector or industry outside its primary focus, if future evaluations lead us to a sector or industry focus, from time to time, which management believes is in the Company’s best interest.

In providing the Services, the Company focuses mainly on handling management issues, improving management processes, and provides “best practices” recommendations, as well as strategic planning, financial planning and budgeting, internal controls planning, organizational and human resource planning. The Company also advises clients on scientific and technical issues. The Company utilizes its broad network of contacts and experts within the pharmaceutical, medical (including psychology), and health-care sectors in connection with (1) product and customer development (pharmaceuticals), (2) investments in or by small medical or psychology practice groups, or (3) acquisition or divestiture strategies with respect to the client’s businesses.

The Company engages clients on a project-by-project basis or on a “retainer” basis, depending on the nature of services requested. The Company faces competition mainly from smaller, “boutique” consultants, and, to a lesser degree, specialized departments of larger consulting firms.

The Company plans to engage local or regional clientele, due to its current size. The nature of the pharmaceutical and heathcare sectors, in particular, would permit the Company to engage projects on the national level. The Company intends to develop clients on the national level as the business matures.

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

Liquidity and Capital Resources

The Company was initially capitalized by the purchase of 4,500,000 shares of the Company’s common stock, $.001 per share (the “Common Stock”) by its founder for an aggregate purchase price of $4,500 and a $500 note from its founder on an interest-free basis (the “First Advance”). In June 2008, the founder advanced $7,500 (the “Second Advance”) to the Company under that certain Loan Agreement, dated June 3, 2008 and filed herewith as Exhibit 10.1 (the “Loan Agreement”), providing for loans on an interest-free basis of up to $15,000 in the aggregate, due upon the earlier of: (i) twelve (12) months from the date of the Loan Agreement, or (ii) the completion of a minimum four hundred thousand dollar ($400,000) financing.

Between July and August of 2007, the Company sold 500,000 shares of it Common Stock at a purchase price of $.10 per share or an aggregate of $50,000 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “July 2007 Private Placement”). Of the $50,000 gross proceeds from the July 2007 Private Placement, the Company received a net amount of $33,000.

Pursuant to a Registration Statement of Form S-1 (Reg. No. 333-149995) which was declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered the offering by certain selling shareholders of 500,000 shares of Common Stock (the “Initial Offering”). The Company received no proceeds from the Initial Offering.

The Company has relied on the First and Second Advances of $500 and $7,500, respectively, and the $33,000 net proceeds of the July 2007 Private Placement, as well as an aggregate of $7,850 in revenues from clients. The Company is using these proceeds to pay its organizational expenses, audit, legal expenses and advisory fees as well as fees and expenses in connection with the preparation and filing of the Registration Statement.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has not generated significant revenues, and has generated operating losses while in the development stage. In order to continue as a going concern and achieve a profitable level of operations, the Company needs to pursue additional capital for growth and strategic plan implementation, as well as to develop a consistent source of revenues, among other things. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Revenue Recognition

The Company earns its revenues from client engagements. These engagements generally may last from three weeks to six months. The Company may receive a retainer, bill work as completed, or bill upon completion of engagement. Our consulting services are generally billed on an hourly, daily or monthly rate. Revenue is recognized at the time the services are provided.

Allowance for Potentially Uncollectible Accounts

The Company provides for potentially uncollectible accounts receivable by use of an allowance method. The allowance is provided for based upon a review of the individual accounts outstanding and how recently payments have been received.

Material Changes in Results of Operations For the Three Months Ended June 30, 2008 as compared to the Three Months Ended June 30, 2007

Revenues. During the three months ended June 30, 2007 and June 30, 2008, revenues were none and $2,350, respectively. The increase in revenues during the three months ended June 30, 2008 were due to consulting services in such period.

General administrative expenses.  During the three month periods ended June 30, 2007 and June 30, 2008, the Company incurred general administrative expenses of $11,213 and $8,147 respectively. General and administrative expenses are comprised primarily of professional fees for legal and accounting services. The reason for the drop in such expenses was due to lower legal and accounting fees for the three month period ended June 30, 2008 compared to the same period in 2007, which higher costs were mainly associated with the July 2007 Private Placement.

Net loss. During the three month periods ended June 30, 2007 and June 30, 2008, the Company incurred a net loss of $11,213 and $6,794 respectively. The decrease in net loss was the result of lower general expenses coupled with increased revenues.

Material Changes in Results of Operations For the Six Months Ended June 30, 2008 as compared to the Six Months Ended June 30, 2007

Revenues. During the six months ended June 30, 2007 and June 30, 2008, revenues were none and $3,350, respectively.

General administrative expenses.  During the six month periods ended June 30, 2007 and June 30, 2008, the Company incurred general administrative expenses of $12,490 and $31,622 respectively. General administrative expenses are comprised primarily of professional fees for legal and accounting services. The material increase in the general and administrative expenses in the six month period ended June 30, 2008 primarily relate to accounting and legal fees associated with the Registration Statement on Form S-1 (Reg. No. 333-149995) which was declared effective by the Securities and Exchange Commission on April 10, 2008

Net loss. During the six month periods ended June 30, 2007 and June 30, 2008, the Company incurred a net loss of $12,490 and $29,269 respectively. The increase in net loss was attributed to the material increase in general administrative expenses of $31,622 during the six months ended June 30, 2008, compared with expenses of $12,490 during the comparable period in 2007, in addition to an income tax expenses of $997, which amounts were offset, in part, by increased revenues of $3,350.

Material Changes in Financial Condition, Liquidity and Capital Resources as of June 30, 2008 as compared to December 31, 2007

As of June 30, 2008, the Company had total assets of $4,804 as compared to $24,656 total assets as of December 31, 2007. The difference in asset balances represents the Company’s use of cash for operating expenses during the six month period ended June 30, 2008, offset by $3,350 in revenues during the same six month period. The Company had a working capital deficit of $3,667 as of June 30, 2008 compared with available working capital of $18,102 as of December 31, 2007. The significant decrease in working capital is the result of an increase in accounts payable of $8,471 and a decrease of $19,852 in cash during the six months ended June 30, 2008, which was offset, in part, by a decrease in accrued liabilities of $5,754 and the decrease of an income tax payable of $800 at December 31, 2007 to none and none, respectively, during the six month period covered by this report.

As of June 30, 2008, the Company had total liabilities of $16,471 as compared to $7,054 as of December 31, 2007 due, in part, to an increase in accounts payable to $8,471 as of June 30, 2008 as compared to $0 as of December 31, 2007.

As of June 30, 2008, the Company had stockholders’ deficit of $11,667 as compared to stockholders’ equity of $17,602 as of December 31, 2007. The reduction in stockholders’ equity is due to the increase of the deficit accumulated in the development stage to $49,167 as of June 30, 2008 from $19,898 as of December 31, 2007. The stockholders’ deficit is the result of material increases in current liabilities (due to an increase in accounts payable and accrued liabilities from $5,754 to $8,471 during the quarterly period covered by this report) and long term liabilities (mainly due to the Second Advance), combined with the concurrent drop of $19,852 in cash assets during the six months ended June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with the provision of Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s initial Registration Statement (Reg. No. 333-149995), declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered 500,000 shares of its common stock, par value $.001 per share, for sale by selling stockholders. As required by Rule 463 of the Securities Act of 1933, as amended, and in accordance with the aforementioned Registration Statement and related prospectus, none of the proceeds of such offering from the sale of the registered shares by the selling stockholders thereunder have been, nor will be received by the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None, other than the Company’s entry into the Loan Agreement between the Company and its founder Michael Stone, in an individual capacity, attached hereto as Exhibit 10.1, which created a direct financial obligation of the Company. The disclosures set forth in Item 2 of Part 1 pertaining to the Loan Agreement and the Second Advance, are incorporated by reference herein.

Item 6.   Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company(1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Subscription Agreement, dated between July and August 2007 (1)
*10.1	Loan Agreement, dated June 3, 2008, between the Company and Michael Stone, providing for loans of up to $15,000 in aggregate principal amount.
*31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-149995) filed on March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2008	STONE CONSULTING SERVICES, INC.

	By:	/s/ Michael Stone
Michael Stone, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

STONE CONSULTING SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Agreement, dated June 3, 2008, between the Company and Michael Stone, providing for loans of up to $15,000 in aggregate principal amount.

31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.