Form 10-Q/A
period 2008-03-31
STONE CONSULTING SERVICES INC
filed 2008-09-22
CIK 1406407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes* ☐ No

* The registrant became subject to Section 15(d) of the Securities Exchange Act of 1934 upon effectiveness of its Registration Statement on Form S-1 (Registration No. 333-149995) on April 10, 2008.

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
☒ Yes ☐ No

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

Stone Consulting Services, Inc.
Quarterly Report on Form 10-Q/A
Period Ended March 31, 2008

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:	4
Balance Sheets as of March 31, 2008 and December 31, 2007 (audited)	4
Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from Inception on December 11, 2006 to March 31, 2008 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the period from Inception on December 11, 2006 through March 31, 2008 (Unaudited)	6
Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from Inception on December 11, 2006 to March 31, 2008 (Unaudited)	7
Notes to Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T. Controls and Procedures	17

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors – Not Applicable	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19

SIGNATURES	20

EXHIBIT INDEX	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Stone Consulting Services, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$2,249	$24,656
Accounts receivable	1,000	-
Total Assets	$3,249	$24,656
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,141	$-
Accrued liabilites	2,681	5,754
Income tax payable	800	800
Total Current Liabilities	7,622	6,554
Long-Term Debt
Shareholder loan	500	500
Total Liabilities	8,122	7,054
Stockholders' Equity
Preferred stock, $.001 par value 5,000,000 authorized none issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 authorized 5,000,000 issued and outstanding	5,000	5,000
Additional Paid in Capital	32,500	32,500
Deficit Accumulated in the Development Stage	(42,373)	(19,898)
Total Stockholders' Equity (Deficit)	(4,873)	17,602
Total Liabilities and Stockholders' Equity	$3,249	$24,656

The Accompanying Notes are an Integral Part of the Financial Statements

Stone Consulting Services, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			December 11, 2006
	For the Three Months Ended		(Date of Inception)
	March 31,		to March 31,
	2008	2007	2008
Consulting Revenue	$1,000	$-	$5,500
General administrative expenses	23,475	1,277	49,647
Income (loss) before provision for income tax	(22,475)	(1,277)	(44,147)
Income tax expense	-	-	(1,035)
Net Income (Loss)	$(22,475)	$(1,277)	$(45,182)
Basic and Diluted (Loss) per Common Share	$-	$-
Basic and Diluted Weighted Average Common Shares Outstanding	5,000,000	4,500,000

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

STONE CONSULTING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued):

Recent Accounting Pronouncements (Contined)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Stone Consulting Services, Inc., a Delaware corporation, and its predecessors.

General

As of the date hereof, the Company falls under the definition of a "shell company” under Rule 12b-2 of the Exchange Act, which is an entity generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents despite our having commenced principal operations on or about December 14, 2006 and the ongoing operation of our consulting business since such time. As a shell company, the Company’s primary purpose at this time is to locate and consummate a merger or acquisition of one or more private domestic or foreign companies, or to grow the Company organically until such time as have sufficient operations and/or assets to no longer be deemed a shell company. Currently, we have no agreements, arrangements or understandings to acquire any other company.

On July 15, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances) until at least 60 days after ceasing to be a shell company, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report when it ceases to be a shell company. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

Further, under the revisions to Rule 144 promulgated under the Securities Act which became effective on February 15, 2008, our restricted shares cannot be resold under Rule 144(i)(2): (i) until one year after the Issuer has filed “Form 10 information” with the Commission indicating that it has ceased to be a “shell company” as defined in Rule 12b-2 of the Exchange Act; (ii) provided the Issuer remains subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and (iii) provided the Issuer has filed all reports and other materials (other than current reports on Form 8-K) required to be filed under the Exchange Act during the 12 months preceding a resale under Rule 144, among other conditions under Rule 144.

Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business or businesses, as well as to seek to further our consulting business strategy internally through organic growth of our clients and employees.

Business Combination

The Company will attempt to locate and negotiate with a business or business entities, for the combination of that target company with the Company.

The business combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. If the Company cannot effect a non-cash acquisition, the Company may have to raise additional funds from a private or public offerings of its securities. There is no assurance the Company would obtain any such equity funding. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

Organic Growth Of Business

In addition to our primary objective of growth through business combinations, we have a secondary objective of furthering our consulting business strategy through the organic growth of clients and employees.

Management of the Company provides “management consulting” and “strategy consulting” services and assists in the areas of business development and operational management for small business owners, professionals, and companies within the pharmaceutical, medical (including psychology), and health-care sectors (the “Services”). These areas were chosen because of management’s knowledge and experience in managing and forming companies within the aforementioned sectors. Subject to the receipt of outside financing, Mr. Stone intends to use his relationships in the healthcare and pharmaceutical industries to hire employees having extensive experience and an existing network of client relationships, although there is no assurance the Company will be able to obtain such outside financing or enter into agreements with employees on terms acceptable to the Company or at all. The Company anticipates that such organic growth of employees would be accompanied by an advertising campaign in healthcare and other trade journals and through attending or presenting at industry seminars and conferences.

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

The Company plans to engage local or regional clientele, due to its current size. The nature of the pharmaceutical and healthcare sectors, in particular, would permit the Company to engage projects on the national level. The Company intends to develop clients on the national level as the business matures.

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

Liquidity and Capital Resources

The Company has nominal assets or financial resources and its activity has been limited to nominal operating activities, organizational matters, ongoing reporting and compliance matters, and searching for clients and employees in connection with the development of its consulting business, as well as acquisition candidates in connection with its business combination strategy. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination or the further development of our consulting business. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity or more firmly develop our consulting business. There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient assets and/or operations to the point where we cease to be considered a shell company.

The Company was initially capitalized by the purchase of 4,500,000 shares of the Company’s common stock, $.001 per share (the “Common Stock”) by its founder for an aggregate purchase price of $4,500 and a $500 note from its founder on an interest-free basis (the “First Advance”).

Between July and August of 2007, the Company sold 500,000 shares of its Common Stock at a purchase price of $.10 per share or an aggregate of $50,000 pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “July 2007 Private Placement”). Of the $50,000 gross proceeds from the July 2007 Private Placement, the Company received a net amount of $33,000.

Pursuant to our Registration Statement of Form S-1 (Reg. No. 333-149995) (the "Registration Statement") which was declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered the offering by certain selling shareholders of 500,000 shares of Common Stock (the “Initial Offering”). The Company received no proceeds from the Initial Offering.

The Company has relied on the First Advance of $500 and the $33,000 net proceeds of the July 2007 Private Placement, as well as an aggregate of $5,500 in revenues from clients. The Company is using these proceeds to pay its organizational expenses, audit, legal expenses and advisory fees as well as fees and expenses in connection with the preparation and filing of the Registration Statement.

The Company does not have any material commitments for expenditures other then the connection with its ongoing reporting requirements and in connection with a potential business combination, for which there are no assurances such potential business combination will occur. In connection with potential business combinations or the organic growth of the consulting business, the Company anticipates seeking outside financing, however, it currently has no agreements, arrangements or understanding to acquire any other company or to receive outside financing.

Given our primary objective and that most likely we will be able to obtain sufficient assets and/or operations to cease being considered a “shell company” more quickly through the Company’s business combination strategy than through organic growth of the consulting business, most of management’s time immediately going forward will be focused on capital formation and locating a suitable business combination candidate.

In the event we cannot locate a suitable business combination candidate within the next twelve months, the Company will need to raise approximately $110,000 in working capital in order to pursue its strategy of developing the consulting business over such corresponding timeframe. Management believes that it would be able to obtain sufficient funding to carry out its organic business strategy based on revenues from the Services in addition to financings through the sale of the Company’s securities and/or other sources of financing. Management believes that if the Company can establish a public market for its securities, it can raise sufficient funds to implement its organic business strategy. Management is continuing to do research and evaluation to finalize a specific business plan that will be used to seek outside financing.

Currently, the Company’s only employee is our founder and Chief Executive Officer, Michael Stone. The Company does not intend to hire any additional employees, enter into an office lease, expend significant resources on research and development activities with respect to the Services or make any other significant expenditures until the Company can consummate a business combination, receive outside financing or such time as its principle operations are more firmly developed.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this quarterly report on Form 10-Q/A, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q/A, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to our Registration Statement (Reg. No. 333-149995), declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered 500,000 shares of its common stock, par value $.001 per share, for sale by selling shareholders. None of the proceeds of such offering were received by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q/A.

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

*31.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-149995) filed on March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 22, 2008	STONE CONSULTING SERVICES, INC.

	By:	/s/ Michael Stone
Michael Stone, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Stone Consulting Services, Inc.

Quarterly Report on Form 10-Q/A
Quarter Ended March 31, 2008

EXHIBITS

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.