Form 10-Q/A
period 2008-06-30
STONE CONSULTING SERVICES INC
filed 2008-09-22
CIK 1406407

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

STONE CONSULTING SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q/A
QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PAGE

PART I . FINANCIAL INFORMATION	4

Item 1. Financial Statements:	4
Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 and for the period from Inception on December 11, 2006 to June 30, 2008	5
Unaudited Statement of Stockholders’ Equity (Deficit) for the period from Inception on December 11, 2006 through June 30, 2008 (Unaudited)	6
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the period from Inception on December 11, 2006 to June 30, 2008 (Unaudited)	7
Notes to Unaudited Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T. Controls and Procedures	17

PART II . OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19

SIGNATURES	20

EXHIBIT INDEX	21

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

Stone Consulting Services, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					From
					December 11, 2006
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

Consulting Revenue	$2,350	$-	$3,350	$-	$7,850

General administrative expenses	8,147	11,213	31,622	12,490	54,367

Loss before provision for income tax	(5,797)	(11,213)	(28,272)	(12,490)	(46,517)

Income tax expense	997	-	997	-	2,032

Net Loss	$(6,794)	$(11,213)	$(29,269)	$(12,490)	$(48,549)

Basic and Diluted Loss per Common share	$-	$-	$-	$-

Basic and Diluted Weighted Average Common Shares Outstanding	5,000,000	4,500,000	5,000,000	4,500,000

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

Recent Accounting Pronouncements (Continued)

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

The business combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. If the Company cannot effect a non-cash acquisition, the Company may have to raise additional funds from a private or public offerings of its securities. There is no assurance the Company would obtain any such equity or debt financing. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

Pursuant to our Registration Statement of Form S-1 (Reg. No. 333-149995) (the "Registration Statment") which was declared effective by the Securities and Exchange Commission on April 10, 2008, the Company registered the offering by certain selling shareholders of 500,000 shares of Common Stock (the “Initial Offering”). The Company received no proceeds from the Initial Offering.

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

General administrative expenses.  During the six month periods ended June 30, 2007 and June 30, 2008, the Company incurred general administrative expenses of $12,490 and $31,622 respectively. General administrative expenses are comprised primarily of professional fees for legal and accounting services. The material increase in the general and administrative expenses in the six month period ended June 30, 2008 primarily relate to accounting and legal fees associated with the Registration Statement.

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

Item 6.   Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q/A.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company(1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Subscription Agreement, dated between July and August 2007 (1)
10.1	Loan Agreement, dated June 3, 2008, between the Company and Michael Stone, providing for loans of up to $15,000 in aggregate principal amount. (2)
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

* Filed herewith.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-149995) filed with the Commission on March 31, 2008.
(2) Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the Commission on August 11, 2008.

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
QUARTER ENDED JUNE 30, 2008

EXHIBIT INDEX

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