Form 10-Q
period 2008-09-30
STONE CONSULTING SERVICES INC
filed 2008-11-14
CIK 1406407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

As of November 6, 2008, as a result of the Company’s Certificate of Amendment to its Certificate of Incorporation filed on such date providing for the increase in the Company’s authorized shares of common stock and a 30 to 1 forward stock split, the Company had authorized 500,000,000 shares of $.001 par value common stock, of which 150,000,000 shares of common stock were issued and outstanding, and the Company had authorized 5,000,000 shares of $.001 par value preferred stock of which no shares are issued and outstanding.

STONE CONSULTING SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I . FINANCIAL INFORMATION
Item 1. Financial Statements:

Stone Consulting Services Inc.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$1,625	$24,656
Accounts receivable	500	-

Total Assets	$2,125	$24,656

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$26,671	$-
Accrued liabilites	-	5,754
Income tax payable		800
Shareholder loan-current portion	8,000	-
Total Current Liabilities	34,671	6,554

Long-Term Debt
Shareholder loan	-	500

Total Liabilities	34,671	7,054

Stockholders' Equity
Preferred stock, $.001 par value 5,000,000 authorized
none issued and outstanding
Common stock, $.001 par value 50,000,000 authorized
5,000,000 issued and outstanding	5,000	5,000
Additional Paid in Capital	32,500	32,500
Deficit Accumulated in the Development Stage	(70,046)	(19,898)
Total Stockholders' Equity (Deficit)	(32,546)	17,602
Total Liabilities and Stockholders' Equity	$2,125	$24,656

The accompanying notes are an integral part of these financial statements

Stone Consulting Services Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From December 11, 2006 (Date of Inception) to September
	September 30,		September 30,		30,
	2008	2007	2008	2007	2008

Consulting Revenue	$500	$1,500	$3,850	$1,500	$8,350

General and administrative expenses	21,379	3,718	53,001	16,208	76,364

Loss before provision for income tax	(20,879)	(2,218)	(49,151)	(14,708)	(68,014)

Income tax expense	-	-	997	-	2,032

Net Loss	$(20,879)	$(2,218)	$(50,148)	$(14,708)	$(70,046)

Basic and Diluted Loss per
Common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weigted Average
Common Shares Outstanding	5,000,000	4,641,304	5,000,000	4,547,619	4,797,420

The accompanying notes are an integral part of these financial statements

Stone Consulting Services Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
	Common			in the	Total
	Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balances, December 11, 2006
(Date of Inception)	-	$-	$-	$-	$-

Shares issued to founder at $.001 per share, December 11, 2006	4,500,000	4,500	-	-	4,500

Net Income	-	-	-	749	749

Balance, December 31, 2006	4,500,000	4,500	-	749	5,249

Net proceeds from sale of common stock, August 2007	500,000	500	32,500	-	33,000

Net Loss	-	-	-	(20,647)	(20,647)
Balances, December 31, 2007	5,000,000	5,000	32,500	(19,898)	17,602

Net Loss	-	-	-	(50,148)	(50,148)
Balances, September 30, 2008	5,000,000	$5,000	$32,500	$(70,046)	$(32,546)

The accompanying notes are an integral part of these financial statements

Stone Consulting Services Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended		For the Period December 11, 2006 (Date of Inception)
	September 30,		to September 30,
	2008	2007	2008

Operating Activities:
Net loss	$(50,148)	$(14,708)	$(70,046)
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:	-	-	-
Changes in Assets and Liabilities:
Accounts receivable	(500)	-	(500)
Accrued liabilities	(5,754)	(325)	-
Accounts payable	26,671	-	26,671
Income tax payable	(800)	(87)	-
Net Cash Used by Operating Activities	(30,531)	(15,120)	(43,875)

Financing Activities:
Proceeds from sale of common stock	-	33,000	37,500
Proceeds from shareholder loan	7,500	-	8,000
Net Cash Provided by Financing Activities	7,500	33,000	45,500

	-	-
Net Increase in Cash	(23,031)	17,880	1,625

Cash at Beginning of Year	24,656	6,309	-
Cash at End of Period	$1,625	$24,189	$1,625

Supplemental Disclosures:
Cash paid for income taxes	$1,797	$87	$2,032
Cash paid for interest	$-	$-	$-

Non Cash Transactions:	$-	$-	$-

The accompanying notes are an integral part of these financial statements

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

The accompanying unaudited financial statements of Stone Consulting Services, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended September 30, 2008, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1 (No. 333-149995).

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

Income (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average  number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding and as dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material affect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 did not have a material affect on our financial position or results of operations.

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

On June 3, 2008, Michael Stone, the Company’s sole officer and director, advanced $7,500 to the Company pursuant to a Loan Agreement, dated of even date (the “Loan Agreement”), providing for loans in the aggregate principal amounts of up to $15,000, on an interest-free basis, due upon the earlier of: (i) twelve (12) months from the date of the Loan Agreement or (ii) the completion of a four hundred thousand dollar ($400,000) financing.

NOTE 3: Stockholders’ Equity:

At September 30, 2008, the authorized capital of the Company consists of 55,000,000 shares of capital stock comprising 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.001 per share. The preferred stock has voting and other rights and preferences as may be determined by the Board of Directors from time-to-time. As of September 30, 2008, there are 5,000,000 shares of common stock issued and outstanding. No shares of preferred stock have been issued.

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

Stone Consulting Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
At September 30, 2008, the Company has an accumulated deficit of $70,046. The Company has not generated significant revenues, and has generated operating losses while in the development stage.

The Company requires and is pursuing additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5: Subsequent Events:

On November 6, 2008, the Company entered into a Stock Purchase Agreement with Yatinoo International, S.A., a Public Limited Company formed in Spain (“Yatinoo”) and its subsidiaries (collectively, the “Yatinoo Group”), the stockholders of Yatinoo (the “Sellers”) and Khaled Akid, as agent for the Sellers and as Exchange Agent (the “Stock Purchase Agreement”) providing for the Company’s acquisition of 100% of the capital stock of Yatinoo by the Company in exchange for 14,400,000 newly issued restricted shares of the Company, as well as providing for the spin off of the Company’s current business to the Company’s founder Michael Stone or an entity controlled by Michael Stone. The Stock Purchase Agreement provides that the currently outstanding stockholders of the Company shall retain 600,000 restricted shares of the Company post-closing. Michael Stone and his designees (the “Stone Principal”) shall receive $200,000, consisting of $120,000 in cash and $80,000 in the form of a promissory notes (non-interest bearing for 120 days, subject to 18% interest from maturity if not paid by maturity date) personally guaranteed by Frank Magliochetti, in consideration for the cancellation of approximately 134,400,000 of the Stone Principal’s shares of common stock. Upon the closing of the proposed transaction, of which there is no assurance will occur, the Buyers’ Agent shall have the right to designate two of six board members and Yatinoo shall have the right to designate four of six board members.

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

On November 6, 2008, the Company entered into a Stock Purchase Agreement with Yatinoo International, S.A., a Public Limited Company formed in Spain (“Yatinoo”) and its subsidiaries (collectively, the “Yatinoo Group”), the stockholders of Yatinoo (the “Sellers”) and Khaled Akid, as agent for the Sellers and as Exchange Agent (the “Stock Purchase Agreement”) providing for the Company’s acquisition of 100% of the capital stock of Yatinoo by the Company in exchange for 14,400,000 newly issued restricted shares of the Company, as well as providing for the spin off of the Company’s current business to the Company’s founder Michael Stone or an entity controlled by Michael Stone (the “Yatinoo Acquisition”). The Stock Purchase Agreement provides that the currently outstanding stockholders of the Company shall retain 600,000 restricted shares of the Company post-closing. Michael Stone and his designees (the “Stone Principal”) shall receive $200,000, consisting of $120,000 in cash and $80,000 in the form of a promissory notes (non-interest bearing for 120 days, subject to 18% interest from maturity if not paid by maturity date) personally guaranteed by Frank Magliochetti, in consideration for the cancellation of approximately 134,400,000 of the Stone Principal’s shares of common stock. Upon the closing of the Yatinoo Acquisition, of which there is no assurance will occur, the Buyers’ Agent shall have the right to designate two of six board members and Yatinoo shall have the right to designate four of six board members.

Liquidity and Capital Resources

The Company was initially capitalized by the purchase of 4,500,000 shares of the Company’s common stock, $.001 per share (the “Common Stock”) by its founder for an aggregate purchase price of $4,500 and a $500 note from its founder on an interest-free basis (the “First Advance”). In June 2008, the founder advanced $7,500 (the “Second Advance”) to the Company under that certain Loan Agreement, dated June 3, 2008 and filed with the June 30, 2008 10-Q as Exhibit 10.1 (the “Loan Agreement”), providing for loans on an interest-free basis of up to $15,000 in the aggregate, due upon the earlier of: (i) twelve (12) months from the date of the Loan Agreement, or (ii) the completion of a four hundred thousand dollar ($400,000) financing.

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

The Company has relied on the First and Second Advances of $500 and $7,500, respectively, and the $33,000 net proceeds of the July 2007 Private Placement, as well as an aggregate of $8,350 in revenues from clients. The Company is using these proceeds to pay its organizational expenses, audit, legal expenses and advisory fees as well as fees and expenses in connection with the preparation and filing of the Registration Statement.

The Company does not have any material commitments for expenditures, other than in connection with the Stock Purchase Agreement. It is not anticipated that the Company will expend significant resources on research and development activities with respect to the Services unless the transactions contemplated under the Stock Purchase Agreement are not consummated, for which there are no assurances, in which case such expenditures would not commence until the Company’s operations become more firmly established.

In the event the Yatinoo Acquisition is not consummated, the Company anticipates that it will need to raise approximately $110,000 in working capital in order to pursue its business strategy over the next 12 months. Management believes that it will be able to obtain sufficient funding to carry out its business strategy based on revenues from the Services in addition to financings through the sale of the Company’s securities and/or other sources of financing. In the event the Yatinoo Acquisition is not consummated, management believes that if the Company can establish a public market for its securities, it can raise sufficient funds to implement its business strategy.

Most of management’s time immediately going forward will be focused on consummating the Yatinoo Acquisition, for which there are no assurances such transaction will occur. Currently, the Company’s only employee is our founder and Chief Executive Officer, Michael Stone. The Company does not intend to hire any additional employees, enter into an office lease or make any other significant expenditures unless the Yatinoo Acquisition or similar acquisition fails to be consummated or until the Company commences principle operations.

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

Revenue Recognition

The Company earns its revenues from client engagements. These engagements generally may last from three weeks to nine months. The Company may receive a retainer, bill work as completed, or bill upon completion of engagement. Our consulting services are generally billed on an hourly, daily or monthly rate. Revenue is recognized at the time the services are provided.

Allowance for Potentially Uncollectible Accounts

The Company provides for potentially uncollectible accounts receivable by use of an allowance method. The allowance is provided for based upon a review of the individual accounts outstanding and how recently payments have been received.

Material Changes in Results of Operations For the Three Months Ended September 30, 2008 as compared to the Three Months Ended September 30, 2007

Revenues. During the three months ended September 30, 2007 and September 30, 2008, revenues were $1,500 and $500, respectively. The decrease in revenues during the three months ended September 30, 2008 was due to a decrease in consulting services in the current period.

General and administrative expenses.  During the three month periods ended September 30, 2007 and September 30, 2008, the Company incurred general and administrative expenses of $3,718 and $21,379 respectively. General and administrative expenses are comprised primarily of professional fees for legal and accounting services. The general and administrative expenses increased in the current period due to an increase in legal fees due to filings with the Securities and Exchange Commission and other fees associated with attempting to locate a potential merger or acquisition candidate.

Net loss. During the three month periods ended September 30, 2007 and September 30, 2008, the Company incurred a net loss of $2,218 and $20,879 respectively. The increase in net loss was the result of higher general expenses coupled with decreased revenues.

Material Changes in Results of Operations For the Nine months Ended September 30, 2008 as compared to the Nine months Ended September 30, 2007

Revenues. During the nine months ended September 30, 2007 and September 30, 2008, revenues were $1,500 and $3,850, respectively.

General and administrative expenses.  During the nine month periods ended September 30, 2007 and September 30, 2008, the Company incurred general and administrative expenses of $16,208 and $53,001 respectively. General and administrative expenses are comprised primarily of professional fees for legal and accounting services. The material increase in the general and administrative expenses in the current period primarily relate to accounting and legal fees associated with the Registration Statement on Form S-1 (Reg. No. 333-149995) which was declared effective by the Securities and Exchange Commission on April 10, 2008

Net loss. During the nine month periods ended September 30, 2007 and September 30, 2008, the Company incurred a net loss of $14,708 and $50,148 respectively. The increase in net loss was attributed to the material increase in general and administrative expenses of $53,001 during the nine months ended September 30, 2008, compared with expenses of $16,208 during the comparable period in 2007, in addition to an income tax expenses of $997, which amounts were offset, in part, by increased revenues of $3,850.

Material Changes in Financial Condition, Liquidity and Capital Resources as of September 30, 2008 as compared to December 31, 2007

As of September 30, 2008, the Company had total assets of $2,125 as compared to $24,656 total assets as of December 31, 2007. The difference in asset balances represents the Company’s use of cash for operating expenses during the nine month period, offset by $3,850 in revenues during the same nine month period. The Company had a working capital deficit of $32,546 as of September 30, 2008 compared with working capital of $18,102 as of December 31, 2007. The significant decrease in working capital is the result of an increase in accounts payable of $26,671 and a decrease of $23,031 in cash during the nine months ended September 30, 2008, which was offset, in part, by an increase in accounts receivable of $500, a decrease in accrued liabilities of $5,754 and the decrease of an income tax payable of $800 at December 31, 2007 to none and none, respectively, during the nine month period covered by this report.

As of September 30, 2008, the Company had total liabilities of $34,671 as compared to $7,054 as of December 31, 2007 due, in part, to an increase in accounts payable to $26,671 as of September 30, 2008 as compared to $0 as of December 31, 2007.

As of September 30, 2008, the Company had stockholders’ deficit of $32,546 as compared to stockholders’ equity of $17,602 as of December 31, 2007. The reduction in stockholders’ equity is due to the increase of the deficit accumulated in the development stage to $70,046 as of September 30, 2008 from $19,898 as of December 31, 2007. The stockholders’ deficit is the result of material increases in current liabilities (due to an increase in accounts payable to $26,671 during the quarterly period covered by this report) and shareholder loans (mainly due to the Second Advance), combined with the concurrent drop of $23,031 in cash assets during the nine months ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with the provision of Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

*31.1
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

Dated: November 14, 2008	STONE CONSULTING SERVICES, INC.

	By:	/s/ Michael Stone
Michael Stone, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

STONE CONSULTING SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

EXHIBIT INDEX

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