Form 10-K
period 2008-12-31
YATINOO, INC.
filed 2009-08-11
CIK 1406407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

Commission File Number: 333-149995

YATINOO, INC.
(Exact name of registrants as specified in its charters)

Delaware	20-8066540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Turnpike Street, Suite 103, North Andover, MA	01845
(Address of principal executive office)	(Zip Code)

(978) 222-9813
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the 5,000,000 (pre-reverse split) shares of common stock of the registrant issued and outstanding as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 4,500,000 shares of common stock held by affiliates of the registrant, was $50,000 based on the fixed initial offering price of $0.10 per share as set forth in its prospectus filed on April 10, 2008 with the Commission.

The number of shares of registrant’s common stock outstanding as of June 23, 2009, following a 1 for 40 reverse split was 872,400.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

YATINOO, INC.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

BUSINESS

Overview

Pursuant to the Stock Purchase Agreement, by and among Stone Consulting Services, Inc. (“Pubco”) and Yatinoo International, S.A, a Spain Public Limited Company (“Yatinoo”) dated November 6, 2008, Pubco acquired 100% of the issued and outstanding capital stock of Yatinoo (the “Yatinoo Acquisition”). As consideration for the Yatinoo Acquisition, the Yatinoo Holders received forty-eight percent (48%) of the then issued and outstanding shares of Pubco. Upon the Yatinoo Acquisition, Pubco changed its name from “Stone Consulting Services, Inc.” to “Yatinoo, Inc.” and filed a certificate of amendment to its Certificate of Incorporation. As a result, following the Yatinoo Acquisition, Pubco operates under the name of Yatinoo, Inc. (the “Company”), with the subsidiaries of Yatinoo pre-Yatinoo Acquisition now constituting the subsidiaries of the Company. As a result of the Yatinoo Acquisition, the Company ceased to be a shell company, as defined under Rule 12b-2 of the Exchange Act, as the operations and assets of the Company can no longer be considered nominal.  The Company is currently engaged in the research, development and marketing of its Yatinoo web portal.  The Company launched its portal on October 27, 2007, however, has been without the required funds to implement its business plan, since the U.S. Securities and Exchange Commission (“SEC”) suspension which ended on December 31, 2008 and the continuing suspension of trading on the OTC Bulletin Board.  See Item 3. “Legal Proceedings” below.

Prior to the Yatinoo Acquisition, Yatinoo’s business was related to the Internet, in particular, the development and the communication of gates and web sites in the Arab, African, and Asian regions. After the Yatinoo Acquisition, Yatinoo’s business succeeded to that of Pubco as the Company’s sole line of business.

The Company offers a family of branded online media properties, including its flagship property Yatinoo.com, as further described below under “Products and Media Properties.”  Yatinoo was developed and first made available in the Middle East and North African region by the Company's founders, Messrs. Khaled Akid, Youness Douiri and Khalid Zaggaf in October 2007, who have since resigned.  See “Reorganization of Yatinoo Operations in 2009” below.

Under the "Yatinoo" brand, the Company intends to provide intuitive, context-based guides to online content, Web search capabilities, aggregated third-party content and community and personalization features.  The Company seeks to extend its brand position and audience by continuing to aggregate and develop Web content that serves focused groups of Internet users with specific subject-area, demographic and geographic characteristics.  In addition to search engine capabilities, the Company intends to offer different subject-matter focused versions of Yatinoo including versions for women, children, sports, culture, finance, and news, among others, and demographically focused properties for Internet users.

The Company intends to make its properties available without charge to users, and generate revenue primarily through the sale of banner advertising. Advertising on Yatinoo properties will be sold internally by the Company, and by third party agents.

The Yatinoo.com platform, via its general portal and its various websites of services (information, leisure, entertainment, commercial services…), intends to become an essential web portal mainly in the Arab, African, and Asian markets.

Yatinoo.com business model relies on lowering the costs among the various business partners and developing recurrent revenues by providing various services to its audience and, thereby attracting relevant advertisers.  It is the Company’s hope that such sources of income, combined with a low-cost structure, will provide Yatinoo.com with profits and a competitive position.

The Yatinoo.com business model is structured to tangibly build on:

Traffic capture: Establishing the Yatinoo.com brand will target a more significant traffic, produced by the main portal, but also routed by other specialized websites. As a reminder, the Yatinoo.com platform will chiefly aim at producing and broadcasting on its various sites and portals, several contents: information, music, culture, shopping, travel and tourism, entertainment…  Pooling the audience of various websites is expected to enable Yatinoo to acquire a prevailing position on the Internet market and it is anticipated that it will eventually capture strong traffic.  The acquisition cost of such users’ flow will represent an input for us.

Information exchange with visitors to enhance the traffic value: It mainly involves the delivery of contents and services, but also of interactive interfaces that enable the portal and websites to gather information on visitors and develop their loyalty. Indeed, the quality, richness and diversity of contents will aim at intensifying visitors’ involvement on Yatinoo.com websites and therefore of advertisements that can be seen on them.

Routing the upgraded traffic “output”: The aim will be then to route the acquired traffic towards advertisers’ websites or other commercial sites.   The routing remuneration will be according to the number of routed visitors, the upgrading extent of this flow, and in some cases, the commissions on purchases of routed consumers.

The added value seized by Yatinoo.com will then be the difference between the acquisition cost of a visitor and the revenue derived from its upgrading and routing.

Yatinoo’s web portal is intended to encompass more products and services than many of its competing portals (TV, radio, magazine, and discovery of young talents…). It has been designed based on:

A full study of the offer existing on the market, in order to detect the competition’s strong and weak points and take them into account in the development of a more complete and more competitive web portal;

An extensive analysis of the needs and expectations of the target population, in order to provide products and services adjusted to the actual needs of Internet users.

To sum up, four main advantages of Yatinoo’s concept are:

1.
It is the first media company destined to each of the Arab, African, and Asian virtual communities. Other competitive offers generally target only one specific community of Internet users (for instance the Middle East);

2.	Products and services are presented within a welcoming environment owing to its appealing and attractive architecture;

3.	An updated, rich and full database collecting all news of Arab, African, and Asian countries;

4.	A proper technology developed by Arab, African, and Asian engineers. The search engine, the instant messaging and the Magic Tool Bar each provide advantage over its competition.

Reorganization of Yatinoo Operations in 2009

In its Form 8-K filed on March 26, 2009, the Company announced a reorganization of its operations centralized in North Andover, Massachusetts with a small development team in Morocco headed by its Chief Technology Officer, Mr. Mohamed Agness.

On March 20, 2009, Khaled Akid resigned as President, CEO and Chairman of the Board of Directors as a result of the Company’s inability to obtain financing.  On March 23, 2009, Antonio Galvez, Treasurer, Chief Financial Officer and a director; Youness Douiri, Chief Operating Officer and a director and Reudiger Schild, Executive Vice President and a director, all resigned from the Company.  Their resignation was a result of Mr. Akid’s resignation and the Company’s financial condition.  Each officer agreed to finalize open matters, including, but not limited to, the year end audit.

On March 25, 2009, Yatinoo, Inc. announced the appointment of  Mr. Francis P. Magliochetti, Jr. as interim Chief Executive Officer of the Company, effective immediately.  Mr. Francis Magliochetti will serve in this role until a new Chief Executive Officer is elected by the Company. On the same date, the Board of Directors of Yatinoo, Inc., appointed Mr. Peter K. Rogal to serve as a member of the Company's Board of Directors.  Effective April 28, 2009, the Board of Directors of Yatinoo, Inc. approved Barry Hoffman to serve as a member of the Company’s Board of Directors.  See Item 10. “Directors and Executive Officers of the Registrant.”

Recent Transactions

The Company entered into an Asset Purchase Agreement (the “APA”) dated as of June 8, 2009, with Atmosphere Corp., a recently formed Delaware corporation.  Under the APA, the Company sold to Atmosphere certain non-core assets identified as OZQ8.com, rights to the unfinished software source code relating to an Internet business and social network of the Company, and a license to use all of the intellectual property of the Company.

On April 16, 2009, the Company completed the acquisition of OZQ8, Inc., a Kuwait corporation (“OZQ8”).  The Company purchased all of the outstanding capital stock and assets of OZQ8, pursuant to a Securities and Asset Purchase Agreement which has been filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 20, 2009.  A purchase price of $45,000 was paid.  OZQ8 owns and operates the domain www.ozq8.com, along with other related domain names, related source code and intellectual property rights.  There was no relationship between the Company and OZQ8 prior to this transaction.  The Company was introduced to OZQ8 by Mohamed Agness, the Company’s Chief Technology Officer.  The source of funds used by the Company to acquire OZQ8 was personal funds of members of the Board of Directors.

The Company disclosed in a Form 8-K filed with the SEC on April 29, 2009, that it had entered into a Software License Agreement dated April 23, 2009 (the “License”), with Web Vois Global Communication, Inc. (the “Licensor”), a Moroccan corporation.  The Licensor owns technology, patents and published works (the “Technology”) related to voice over Internet Protocol (“VOIP”).  The Licensor granted to the Company an exclusive license to use and modify the software in source code to develop the Company’s website called the Atmosphere (a social network).  This is expected to provide the Company with VOIP, videos, text input and audio and Twitter capabilities, via mobile devices.  The Company paid the Licensor a fee of $33,0000 upon execution of the License and is obligated to pay $33,000 for the first year thereafter and $16,500 every three months after the first year.

The Company granted Atmosphere Corp. a non-exclusive 25 year license to use the intellectual property associated with the portal Yatinoo.com and the Yatinoo search engine.  In addition, under the terms of the Web Vois License, the Company granted Atmosphere Corp., a sub-license to use the Web Vois software in an unfinished source code.  The Company had been granted an exclusive 25 year license to use the Web Vois software source code.

The Company has been unable to re-list its securities on the OTC Bulletin Board maintained by FINRA which has prevented it from obtaining the funds necessary to expand its business.  The Company’s Board of Directors therefore decided to limit its activities to its original business of operating the portal Yatinoo.com.  In consideration for the foregoing sale of assets and grant of a license to Atmosphere Corp., the Company will receive 5% of the outstanding Common Stock of Atmosphere Corp.

New Service Offerings

On December 16, 2008, the Company launched its new Rapidshare feature for its online search engine:  search.yatinoo.com, allowing users to refine online searches by conducting rapidshare file searches.  Rapidshare is a popular file hosting service that allows the user to download and upload files – once a file is uploaded the user can then give the download line to others so they can then download that file.

Search.yatinoo.com allows users to tailor their online searches through a variety of formats including websites, images, audio, video, news, blogs, forums and rapidshare files.  Unlike other online search offerings, search.yatinoo.com allows users to streamline their selections via color images that are displayed in conjunction with search results.

As part of its mission to deliver an industry-leading internet based portal technology to the emerging, high-growth Arabic, African and Asian populations of the world, Yatinoo also added several new features to its main site portal including:

•
http://woman.yatinoo.com/index.php – an English version of Yatinoo’s sub-portal presenting subjects likely to interest women such as:  cuisine, make up, fashion, health, diet…  In addition, a chat solution is offered to enable Internet users to share opinions and discuss different subjects.

•
http://culture.yatinoo.com – a site of Arabic culture, philosophy and poetry for adults.  This site will also be the intersection for writers and poets of the Arabic and African world, thanks to the collaboration of eminent figures.  It is sponsored and supervised by the noted Moroccan writer M. Benjelloun Larbi.

•	http://musicar.yatinoo.com – an Arabic version of Yatinoo’s smart search engine for free mp3 music streaming.

•	http://videosar.yatinoo.com - an Arabic version of Yatinoo’s search engine for free video streaming.

Additionally, Yatinoo released an English version of the Company’s corporate website at http://info.yatinoo.com/en/yatinooinfo.htm.

PRODUCTS AND MEDIA PROPERTIES

Yatinoo products and services benefit from a user-friendly architecture and the content is arranged in such a way to offer a better accessibility and more serene surfing to Internet users. Indeed, the technical crew made sure to make this project an area for relaxation, exchange and sharing. Sensational architecture, colors, customized atmosphere, images, pictures and banners are all components designed to make users spend purely happy moments, before accessing all needed information and services. In the same sense, it is worth reminding that all of Yatinoo’s products and services will be offered in the three most used languages in the Arab world and the African and Asian continents, namely French, Arabic and English.

YATINOO MAIN SITE

The Company's principal website property, Yatinoo.com, was officially launched on October 27, 2007 and is a comprehensive, intuitive and user-friendly online guide to Web navigation and aggregated information content. Yatinoo includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links included in the directory.  The Company has been without the required funds to implement its business plan.  As of the date of the Yatinoo Acquisition, the main site included the following services and functionality: search engine, email, weather, news, videos and mp3 streamings, ecards, and forums, as well as new specialized websites focusing on sports, games, and personalities in the Arab, African, Asian world, email, telephony, finance, music, videos, kids, and women, among others.  Web sites are further organized under these major headings by hierarchical subcategories. Users can browse the directory listings by subject matter through a rapid keyword search request that scans the contents of the entire directory or any subcategory within Yatinoo. The basic Web site listings are in many cases supplemented with brief descriptive commentary, and a special symbol is used to indicate listings that, in the view of the Company's editorial staff, provide unique presentation or content within their topic area. Yatinoo also provides Web-wide text search results from the YaFinoo search engine. These results are integrated into the directory search function so that Web-wide search results are presented in the absence of relevant listings from the Yatinoo directory.

Yatinoo also incorporates a rich set of current and reference information from leading content providers, such as AFP (Agence France Presse) and Schutterstock (photos). Yatinoo also organizes hypertext links to Web sites featuring current events and issues of interest, such as elections, holidays, political issues and major weather conditions, organized in a topical format and updated regularly.

The main website of www.yatinoo.com is deemed as the nucleus part where most of Yatinoo services will be offered. Its content is arranged so that the user can easily access themes and current subjects of all kinds, besides numerous useful and well designed services. Besides basic services (email, messaging, news, weather, among others), the portal has several specialized sub-sites developed following our desire to obtain a regional presence, but primarily in a concern to be more present in Internet users’ daily life (culture, music, novelties, history, famous figures, business, entertainment, etc.).

As described in the following table, we expect that many of our products and services currently offered or under development will be provided for free.

Yatinoo.com Main Products & Services

Service	Content	Commercial offer
mail.yatinoo.com	Messaging service for the Yatinoo community	Free service

people.yatinoo.com	Space devoted to Yatinoo virtual community. It includes chatting, dating, forums, and blogs	Free service-under development

games.yatinoo.com	• A partnership set with “Zylom Media Group’ (www.realgames.com) • Browser games: online games • Network games: meeting space for aficionados wishing to play within a group	Free service (up to a certain level of the game)

finances.yatinoo.com	A specialized magazine including all financial information of use to investors, businessmen, analysts (exchange rate, stock markets, financial news and business opportunities)	Free service-under development

Sports.yatinoo.com
dedicated sub portal offering news, videos, photos, interviews, analysis, prognostic, and diverse information related to all kind of sports. A proposed sub-portal is planned for the most important sporting events, such as Euro 2008.
Free service-under development

Music.yatinoo.com	A smart search engine for free mp3 music streaming	Free service

Videos.yatinoo.com	A search engine for free video streaming	Free service

women.yatinoo.com	A sub portal dedicated to present all the subjects likely to interest women (such as cuisine, make up, fashion, diet, pregnancy, health, sport…)	Free service

magazine.yatinoo.com	A web magazine to download in PDF format: “Yatinoo Africa Focus” in French and “Yatinoo Middle east Focus” in English	Free service-under development

atfal.yatinoo.com	A sub portal for kids. It includes on line games, activities (painting, workshops…), stories, poetry, cartoon strips…	Free service-under development

agenda.yatinoo.com
this site informs Internet users about the most important events in Africa, Asia, and the Middle East: festivals, exhibitions, sports and cultural events. It includes also a list of all national and international holidays.
Free service-under development

takafa.yatinoo.com
a site of culture, philosophy and poetry for grownups. This site will also be the intersection for writers and poets of the Arab, African, and Asian world, thanks to the collaboration of prominent figures. It is sponsored and supervised by the distinguished Moroccan writer M. Benjelloun Larbi.
Free service-under development

Young talents	discovery portal: aims at promoting young talents in different art domains (music, theatre, painting…)	Free service-under development

blogs.yatinoo.com	site giving the opportunity to have a personal blog online and share experiences, leisure and personal information	Free service-under development

The search engine: winoo1.com

The Winoo1.com search engine is the pride of the technical crew and one of the main characteristic services of the portal compared to the other existing in the market. The features of Winoo1.com are as follows:

•	A device based on an Arab, African, and Asian technology developed by our technical team;

•
A smart and “shrewd” tool that can support and optimize searches for contents in the three languages of the portal. English and French languages are integrated and the Arabic language will be soon integrated;

•	A professional interactive interface using the web 2.0 technology;

•	A fast and effective engine for theme searches; and

•	Direct access to a highly rich database likely to meet all needs.

The platform for free videos streaming:
Thanks to a smart search engine developed by our technical team, Yatinoo will offer an initiative against illegal use of licenses and will offer, at no charge or cost, an enormous database of videos, allowing Yatinoo registered users to see videos in a legal manner.

The platform for free music streaming:
A second state-of-the art search engine is suggested for free to the community of Yatinoo, allowing them to have access to a huge mp3 music database and listen to their favorite songs in compliance with applicable laws.

The sub portal for Arabic and African personalities:
This sub portal on celebrities provides brief biographies of the most important Arab and African figures that belong to different backgrounds and left remarkable traces over history. This site is a way to thank them for their achievements that contributed to enrich the regional heritage and that of humanity as a whole. In addition, and by means of a special platform, Internet users have the possibility to suggest a personality and ask our team of journalists to add such biography to the existing list of figures.

The young talents discovering portal:
This portal under development will be for discovering young talent in various areas: music, painting, theatre, writing, video, fashion, technology and other fields. Yatinoo seeks to become the very first talent discovery portal of the Arab, African, and Asian world. This would allow a general platform for promotion, positioning, profiling and of course giving the opportunity to participate into several competitions appraised by specialized committees.

The web radio and tv:
Radio.Yatinoo.com, “Yatinoo Tunes” and “Yatinoo Star” will broadcast from the Internet in a first stage and will upgrade to satellite broadcasting as soon as these services are well developed with access to the best web radios in Africa, Asia and the Middle East (Arabic, French and English web radio). These channels will specialize in music, video clips, promotion of new stars, marketing and many more entertaining programs.

The web magazine:
“Yatinoo Africa Focus” in French and “Yatinoo Middle East Focus” in English are quarterly magazines under development to be downloaded in a PDF format for free. The contents are varied and rich (news, interviews, events coverage, articles, publications, etc.). This will be the magazine written by Yatinoo´s Web community for Yatinoo´s community. Articles will be sent to Yatinoo and will be reviewed, appraised and approved by Yatinoo´s Editorial Management.

The sports sub portal:
It is a sub portal providing full sports information including up-to-the-minute news, results, breaking news, videos and photos of all kinds of sports (football, basketball, tennis, winter sports, among others).  Sports.yatinoo.com  brings all the latest sports news and world sports updates thanks to partnerships with professional content providers, but also to our team of journalists whose mission is to bring the latest news and highlights from worldwide. We intend to incorporate a forum platform into the sports sub portal to allow Internet users to communicate, comment and discuss their favorite topics.

The on line games platform:
A specialized platform for on-line games realized thanks to a partnership set with one of the most important games provider on the net, namely “Zylom Media Group”. Thus, a large on line games database is offered to the community of Yatinoo likely to interest all requirements. The games are suggested for free for the first stages, and then the players are asked to pay in order to have access to more levels of the game.

REGIONAL ONLINE PROPERTIES.

The Company seeks to build upon its global user base by developing Internet properties focused on the geographic regions of the Middle East and North Africa. As of the date of this report, the Company offered regional Yatinoo properties for Tunisia, Morocco, Egypt, Lebanon, Emirates, Saudi Arabia, and Senegal. Yatinoo’s web portals, which are developed and maintained by the Company, include listings from the main Yatinoo service selected and organized on the basis of regional focus, as well as aggregated local content, such as local news, weather, traffic and sports licensed from third party content providers including local television and radio stations, newspapers and entertainment guides, and localized community features, such as bulletin boards, personals and classifieds listings. The Company believes that these local properties provide local advertisers a cost-effective means of targeting their online audience, as well as allowing national advertisers to target key geographic markets.

INTERNATIONAL PROPERTIES

Yatinoo anticipates expanding its footprint to include foreign countries outside of its primary regional focus once it more firmly develops its operations within such region. For international properties, the Company anticipates that it would initially rely upon the editorial efforts of third parties in such geographical areas to localize Yatinoo for language, customs and cultural interests, language-specific search capabilities, and to maintain Website listings that are relevant to the country or metropolitan areas. Yatinoo faces the following challenges in expanding internationally:

-	Interest and attract, besides the target population, an international virtual community from various regions of the world (North America, Europe…);

-	Contribute to the improvement of the Arabic use rate as a surfing language on the Internet, owing to appealing and useful contents.

The success of any web product or service can be assessed through various performance indicators, the most relevant one being the number of visitors or “clicks”. Needless to say that the profitability level is also conditioned by this same indicator, especially with regard to the prices to bill in advertising contracts.

In order to attract and interest a wider virtual community, Yatinoo intends to:

•	Design and propose a diverse range of products and services, besides interesting regional sites;

•
Ensure an effective presence in the daily life of Internet users via planned actions of sponsoring, organization of concerts and other socio-cultural events and planning of competitions in various leisure activities (games, culture, sports…); and

•	Cover various events in the Arab, African, and Asian world, namely conferences, shows and any other event likely to be of interest to Internet users.

ADVERTISING SALES AND PRICING

The Company has derived substantially all of its revenues, to date, from the sale of advertisements and promotions on Yatinoo web properties. The Company's advertising products currently consist of a hybrid approach of (1) direct advertising through banner and other advertising placements that appear within Yatinoo properties, as well as (2) higher profile promotional sponsorships that are typically focused on marketing campaigns or particular events, such as a sweepstakes and will seek to enter into marketing or advertising agreements with such sources.  Hypertext links are embedded in each banner advertisement to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services.

In order to engage in marketing among specific targets, Yatinoo teams will market such offers directly via the local portals of Yatinoo.com and specialized websites, we will also be direct intermediaries between advertisers and Internet users. Although a substantial majority of advertising purchases on Yatinoo properties are for general rotation on pages within the services, the Company seeks to offer increasingly better targeted properties that will deliver greater value to advertisers through more focused audiences. By developing an extended family of "Yatinoo" branded properties, the Company seeks to offer advertisers a wide range of placement options.

ADVERTISING SALES ORGANIZATION

The Company will maintain an internal sales force in its offices in Morocco. The Company's advertising sales organization will have consult regularly with agencies and customers on design and placement of Web-based advertising, and will provide clients with measurement and analysis of advertising effectiveness.

In other respects, in order to capitalize on our advertising space revenues, we plan to establish close relationships with local and international agencies, and particularly the ones that are web specialized. Indeed, such services mainly aim at purchasing advertising spaces from the media on behalf of advertisers. A communication mission should then be carried out upstream with such agencies to promote our platform.

We will first endeavor to combine various marketing means to sell as much advertising space as possible. However, the higher the Company’s awareness and audience become, the more we will go for less commission-consuming methods (as they involve less intermediaries), by internally developing the required teams and logistics to ensure direct marketing or by acquiring companies specialized in such intermediation areas.

ADVERTISING PRICING

The Company's contracts with advertisers typically guarantee the advertiser a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company properties.

The Company also offers context-based keyword advertising, which permits advertisers to target users based upon specified keywords that a user enters when searching within the Company. For example, if a user enters the term "automobile" or "car," an automobile manufacturer's advertisement could appear on pages displaying the results of such a search.

In addition to banner advertising, the Company offers premium positions on the top page of the Company properties that typically are used in connection with promotions and special events. The Company's strategy is to use these sponsorship positions for high-profile promotions that can also result in additional visibility and awareness for the Company.

ADVERTISING, CONTENT AND PROMOTIONAL ALLIANCES

In order to serve users more effectively and to extend the "Yatinoo" brand to new media properties, the Company has entered and intends to enter into strategic relationships with business partners who offer unique content, technology and distribution capabilities. For example, we plan to partner with content providers so we can have access to certain sports-related content for our sub portal, however, we have not yet entered into such partnership or alliance.

During the first years of the Company launching, we have deemed it more adequate to submit our candidacy as an affiliate to one of the existing affiliation platforms, among which we primarily chose Cibleclick, Tradedoubler and Wipub. As an affiliate, we can place billboard ads of the advertisers present on the affiliation platform. Our function will be confined to choosing and placing ads at the appropriate spot on our web pages. We believe that such means will ultimately be profitable for our portals and websites that will quickly generate significant traffic.

We plan to enter structuring agreements with one or two powerful ad serving programs to reach advertisers who would rather go through a recognized program (Google Adsense, Overture, TradeDoubler…), which will be responsible for marketing advertising space that we will provide among advertisers or their communication agencies. Therefore, we can include an advertising code on our pages that will automatically determine the ad to billboard on our pages, since advertisers’ search and choice will be automated. This possibility is the least time-consuming as our mission involves placing the code at the right placement on our pages. It is worth noting in this regard that the Company’s development plan stipulates the future creation or purchase of an ad serving program, to ensure integration should be profitable to the Company’s business.

On January 1, 2008, the Company entered into its initial marketing contract with PGM International Ltd. (“PGM”) whereby PGM will place the Company advertisements on cans or bottles of PGM’s energy drink “HYPE.” In return, Hype agreed to publicize its trademark on Yatinoo’s website.  A translated copy of the marketing agreement has been filed as Exhibit 10.2 to the Company’s Form 8-K/A, Amendment No. 1, for November 13, 2008, filed on January 8, 2009.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company also plans to enter into additional publicity and marketing strategic alliances with selected leading providers which permit the Company to bring "Yatinoo" branded, targeted media products to market more quickly.

On or about November 1, 2008, the Company signed an agreement with an industry consulting firm, the Company will receive referral fees associated with the agreement in exchange for referring, contacting and initiating discussions on behalf of the Company with online gaming sites for the purpose of establishing an affiliate relationship with such online gaming sites.  On or about December 9, 2008, the Company established its first such affiliation with PokerStars.com as a result of the agreement with Joag LLC PokerStars.com is an online poker room with tournaments running every day, which features ring games, tournaments, Texas Hold ‘em, Omaha and Stud, with fixed limit, pot limit and no limit.  Also at PokerStars.com, players can learn how to play, and practice poker skills for free.

In order to broaden the Company's user base, it has established co-promotional relationships with commercial online services, Internet access providers and operators of leading Web sites. The Company believes these arrangements are important to the promotion of the “Yatinoo” brand, particularly among new Web users who may first access the Web through these services or Web sites. These co-promotional arrangements typically are terminable upon short or no notice.

OPERATIONS AND TECHNOLOGY

The Company makes the web portal available to users through a set of network servers operating with public domain server software that has been optimized internally to provide an efficient and responsive user experience. The Company has developed a set of proprietary database tools that it uses to maintain and update directory listings on the Company and other directory properties. Substantially all of the listings on the Company are submitted by Web site developers. The Company's employees review submissions and categorize them into appropriate category headings. The Company also uses automated systems to regularly check Web sites in the Company directory listings, and to remove sites that are no longer available.

The Company includes an internally developed search bar. In establishing other media properties, including international versions of the web portal, the Company licenses its directory and search tools to affiliates that operate and maintain these properties. Additionally, the Company will internally develop a personalization area on the main site, “MY YATINOO”, to allow users to customize and localize the information they would normally view like stock quotes, sports scores and weather, among other features.

Aware of the vital importance of this project’s technical features on which its success depends, the Company needs to provide the necessary resources and favorable conditions for its subsidiary in Morocco, in charge of its technological development. The subsidiary has a technical crew of highly skilled engineers and material resources required for sound operation.

Therefore, the web portal aspires to be a general and modern portal, including products and services likely to meet all Internet users’ requirements. Within a friendly structure, the various products and services and the sub-sites have been designed so as to provide a warm environment and a better accessibility.

Yatinoo Content Management System

The portal design relies on a Content Management System (CMS) solution, developed by our engineers especially for the portal development requirements. Such technological solution comprises a kernel and modules likely to integrate any web technology (java servlet, WAP, Perl etc.). The Yatinoo CMS is a content management system using a MySQL database and developed with the PHP language. It is designed according to an Object-Oriented mode to provide optimal structuring of the code to ensure potential extensions. Moreover, the CMS is an inventive solution designed in the mid and long run. Owing to its flexible architecture, this solution provides significant possibilities for extension and enables adding any web products anytime.

Yatinoo Search Engine "YaFinoo"

The Yatinoo search engine is a powerful, affordable, flexible, feature rich, search solution. It is including searches in Web, Images, Audio, Video, News, Open Directory, Wikipedia, PDF, Files and Rapidshare.
The search engine creates what is known as a “Virtual Database” in addition to our internal database. First, we compile our physical or internal database, then we take a user's request, pass it to several other heterogeneous databases and the compilation of the results occurs in a homogeneous manner based on the Company´s specific algorithm.

Yatinoo Magic Tool Bar

Another technological innovation by the Company’s technical crew is the Yatinoo Magic Tool Bar (“YMTB”). In terms of architecture, YMTB makes no exception as it has also been provided with a pleasant and practical design. Hence, this resourceful tool offers wide opportunities to make optimal searches on the Net. It also provides a direct and easy access to most products and services thanks to functional shortcuts. The shrewdest service is the language converting keyboard to be integrated in the YMTB. This keyboard enables Non-Arab users to write in Arabic and make searches easily on the Net, without having to command the language.

MARKET INFORMATION

The statistics published to end of December 2007 provided in the table below indicate that the total number of Internet users exceeds one billion worldwide. As to the Company’s target markets, the Arab world and the African and Asian continents include about 78 million Internet users, i.e. 6% of the world population of Internet users. It also targeted at immigrants, Arab, African, and Asian living abroad in Europe, Americas, Asia and Australia.

Statistics of Internet in the World (figures in millions)

World Regions	Population (2007 Est.)	% Population of World	Internet Usage Latest Data	% Population (Penetration)	% Usage of World	% Usage Growth 2000-2007
Africa	941	14%	44.4	5%	3%	883%
Asia	3,733.8	56%	510.5	14%	39%	347%
Europe	801.8	12%	348.1	43%	26%	231%
Middle East	192.7	3%	33.5	17%	2%	920%
North America	334.7	5%	238.0	71%	18%	120%
Latin America	569.1	9%	126.2	22%	10%	598%
Oceania/ Australia	33.6	1%	19.1	57%	2%	152%
WORLD TOTAL	6,606.7	100%	1,319.8	20%	100%	266%

Source: www.internetworldstats.com

Similarly, the Internet penetration rate1 in Africa and the Middle East is 5% and 17%, respectively. With a global rate of 22%, our target market is comparable to Asia and Latin America (14% and 22%) and basically fits within the world penetration average of 20%.

Internet Penetration by World Region (% Population)

Source: www.internetworldstats.com

While such proportions seem low compared to other regions of the world2 , it is still an emerging and expanding market, full of huge development potentials, as proved by growth rates of Internet use. As a matter of fact, Internet use in the Middle East has progressed by 920% between 2000 and 2007 which is the highest growth rate worldwide3. As to Africa, it has achieved a growth rate of 883% over the same period, way beyond the progress achieved in Europe or Asia. In other respects, other promising statistics are related to the most used languages on the Internet. As a reminder, all the Company’s services will be proposed in three languages: Arabic, French and English. Statistically, these three languages monopolize over 400 million Internet users worldwide 4; this represents an important potential for the successful launching of the web portal and the Company’s other products and services.

1	Number of Internet users carried to the total population.
2	For instance, Europe and North America respectively achieve: 26% and 18% of worldwide Internet users, with a penetration rate of 43% and 71%.
3	i.e., more than three times the world growth average of Internet use.
4	English is used by 329 million Internet users, French 56 million and Arabic 28 million.

The reasons behind the selection of the seven countries for the launching of the Company’s products and services are the following:

•	Their strategic positioning on the African and Asian continents and the Middle East geographically, economically, culturally as well as demographically;

•	The confirmed level of technological development in such countries;

•	The Internet penetration rate and the promising potential of the local market.

Statistically, the Internet market in these seven countries does not call on any special comments compared to the general trend observed on the global market in Africa, Asia and the Middle East. However, it is worth noting that these countries are technologically advanced compared to neighboring countries and pledge an interesting growth of Internet use owing to governments’ will to minimize the technological divide and catch up the delay in terms of Internet penetration compared to other regions of the world, such as Europe or North America. A global analysis of the Internet market in these seven countries selected for the launching of the Company services follows:

Internet in the Countries of Launching (figures in millions)

Countries	Population (2007 Est.)	Internet Users Dec. 2000	Internet Users Dec 2007	% Population (Penetration)	% Users in Africa/ Middle East	% Use Growth (2000-2007)
MOROCCO	33.8	0.1	6.1	18%	8%	6000%
TUNISIA	10.3	0.1	1.6	16%	2%	1518%
EGYPT	80.3	0.5	6.0	7%	8%	1233%
UNITED ARAB EMIRATES	4.4	0.7	1.7	39%	2%	132%
LEBANON	3.9	0.3	1	26%	1%	217%
SAUDI ARABIA	27.6	0.2	4.7	17%	6%	2250%
SENEGAL	12.5	0.04	0.7	6%	1%	1525%
TOTAL (7 countries)	172.8	1.9	21.8	13%	28%	1047%

www.internetworldstats.com

•	The seven countries have had a total number of 21.8 million Internet users to December 2007, i.e. 28% of the total target market (Africa and Middle East);

•
The Internet penetration rates are basically the highest in the target market. They range between 38% in the United Arab Emirates and 5% in Senegal. The general average of the Internet use penetration observed in such countries is about 13%;

•
The growth rate of Internet use between 2000 and 2007 is striking. The highest rate is achieved in Morocco (6000%), whereas the growth average is around 1047%, which proves one of the most promising potentials.

Regarding the expected profitability of the Media services operation, online advertising will unquestionably represent the most significant source of income. Actually, this mode has quickly become one of the most appreciated means by advertisers, ousting the classical means such as the press, radio and at a lesser extent TV. This inventive advertisement means increasingly attracts advertisers, as they can benefit from countless advantages, namely:

•	Target and deliver a direct message to an audience whose features are predetermined;

•	Promptly and efficiently react to consumers’ needs, preferences and habits by directly collecting specific information and utilizing online polling;

•	Accurately measure their advertising’s impact and effectiveness through the utilization of statistical data, for instance: the number of visited pages, the number of downloading actions or clicks.

Therefore, the online advertisement market remains an expanding market.  Although 2006 was the most lucrative year in terms of e-advertising it has dropped off during the current world wide recession.

E-pub Market

The Internet use for information, entertainment or consumption is undergoing a quick evolution, namely supported by the high speed generalization. Within such background, a greater number of advertisers have decided to strengthen their presence on the web by noticeably increasing their online advertising investments. They are attracted by the web’s interactivity, measurement tools, targeting and creativity, which makes it now a mass media a lot more adjusted to the advertising rationale. Besides, the online advertisement memorization beta is valued at 11%, i.e. higher than the press, bill-boarding and even higher than the radio’s. Moreover, Internet constitutes an increasingly predominant share in media time: currently, an average of 20 to 30% of media consumption time (Source: Precepta research 2006).

Research on online advertising investments has enabled to determine the significance of such channel among other media. The online advertising share in the advertisement incomes produced by the various media is constantly rising: it moved from 0.15% in 1998 to 0.52% in 1999, to exceed the threshold of 10.7% in the first half-year 2007. According to experts, it will become for advertisers one of the three major media by the year 2009. With an annual progress of 30 to 40%, Internet is undeniably the channel that achieves the most important advertising growth, since its highly dynamic growth pace widely exceeds that of other media (TV, radio, press, cinema…). The sector specialists, the increase of investments, as well as the rise of prices, will keep up, although at less significant extents.

Among the reasons of the Internet breakthrough as a media in its own right:

1.	Internet has become more professional owing to the combination of several factors that have widely contributed to reassure advertisers and convince them of its efficiency:

-	Audience measurement tools have become more reliable and some of them have acquired the recognition of the whole market (such as Nielsen / Netratings).

-	Advertising formats have gradually become more harmonized and click measurement tools more accurate.

-	Research on Internet users’ behavior and ad campaign impacts has become more systematic.

2.
Internet has become a mass media: the continuous growth of Internet users number was made possible mainly thanks to the penetration of high speed connections, which hastened Internet use and extended the average connection time. Just like TV, Internet has become an essential media when advertisers seek to target a wide audience. Unlike TV, Internet makes the targeting of advertising campaigns more effective and the measurement of campaigns’ impact immediate. With the profiling, targeted e-mails and campaign bill-boarding among a few targets only, Internet enables advertisers to accurately seek out the individuals among which they wish to communicate.

3.
Internet is a media that makes marketing “rational”: Advertisers’ communication means are undergoing deep changes. Advertisers seek to establish a privileged relationship with their target, interact with consumers and develop client or potential client databases. Internet makes all this possible; but above all, it enables establishing a trust relation with its consumers. Such relation can be established via various tools (viral marketing, blogs, high definition advertising, etc.).

4.
A considerably increasing number of advertisers: Such increase is reflected by the arrival of new advertisers that have so far been reluctant to communicate on the Internet. This trend went along with an average rise of advertising campaigns on the Internet.

Competition

The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for web-based advertising, to the extent it continues to develop, to be intensely competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments.

The Company competes with many other providers of online navigation, information and community services. Several companies offer competitive web portals, products or services addressing Web navigation services within the Arab, African, and Asian market.

ß	Direct Competitors to the Yatinoo Search Engine (Technologically)

ß	Main Competitors to the Yatinoo Concept

There are some local Web Portals in some countries limited to the local communities and have nominal or zero ambitions to promote and expand for the global Arabic and African markets.

There are two (2) Middle East Web Portals: “Maktoob.com” and “Ouon.com” attempting to cover all the Arab regions but they have succeeded to position themselves only in the Middle East. Failed in the Maghreb States and no presence in Africa at all.

No Middle East or African Media Company has a similar concept as the Company, so in the line of the Company’s Business Strategy, there is no direct competition

The Company expects to face competition in the various special interest, demographic and geographic markets addressed by media properties that are under development. This competition may include companies that are larger and better capitalized than the Company and that have expertise and established brand recognition in these markets. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships.

The Company also competes with online services and other Web site operators, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during the past year.  Accordingly, the Company may face increased pricing pressure for the sale of advertisements. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

The Company believes that the principal competitive factors in its markets are brand recognition, ease of use, comprehensiveness, independence, quality and responsiveness of search results and the availability of targeted content and focused value added products and services. Competition among current and future suppliers of Internet navigational and informational services, high-traffic Websites, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. Moreover, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property

The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property (including those belonging to its subsidiaries) as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. Yatinoo has registered its trademark “Yatinoo” in Germany and has applied for the registration of a number of its trademarks, including "Yatinoo” in the United States and (based upon anticipated use) internationally. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. The Company (either directly or through its operating subsidiaries) has licensed in the past, and it expects that it may license in the future, elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties, including in connection with branded mirror sites of the Company and other media properties that may be controlled operationally by third parties. Substantially all content appearing in the Company's online properties, such as news, weather, sports scores and stock quotes, is licensed from third parties under short-term agreements.

Employees

As of June 26, 2009, the Company had 5 full-time employees, including its CEO, comprised of 2 in administration and finance, and 3 in research and product development.  Prior to July 2008, Yatinoo had 50 employees in total, forty (40) of these were based in Tunisia; however, Yatinoo went through a reduction in force to result in the current number of employees

Government Regulation

The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, in the event the Company receives personally identifiable information or engages in “e-commerce” transactions with U.S. based Internet users, it may be subject to regulation by the Federal Trade Commission for its activities in the United States.  In addition, if the Company engages in an email marketing campaign in the U.S. it may be subject to the Can-Spam Act of 2003.  Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company’s business, operating results and financial condition.

Environmental Laws

As the Company does not own any real property and does not engage in a business that is typically subjected to significant environmental law (federal, state, and local) compliance burdens, such as the oil, manufacturing, or computer industries, it does not anticipate significant costs of compliance or other effects with respect to environmental laws.

ITEM 1A.  RISK FACTORS

RISK FACTORS

Investors should carefully consider the risks and uncertainties described below before deciding to buy our securities. While these are the risks and uncertainties we believe are most important for you to consider, you should know that they are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In these circumstances, the value of our securities could decline, and investors could lose all or part of the money they paid to buy our securities.

The following factors, in addition to those discussed elsewhere in this document, should be considered carefully in evaluating the Company and its business. The order of presentation of each risk factor is not indicative of the relative importance of such factor. Moreover, the following risk factors are not necessarily exhaustive of the risk factors necessary to make an investment decision.

A PENDING INVESTIGATION BY THE SEC COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

The SEC has initiated a formal investigation primarily concerning the accuracy and adequacy of publicly-available information about the Company securities, including information in the market place regarding the number of the Company's issued and outstanding shares and market capitalization, and the Company's operations, as well as the trading activity in the market for the Company securities.  The SEC investigation is ongoing and has required management time and the expenditure of significant legal expense. In addition, the Company faces the risk that the investigation will result in fines and/of penalties assessed against the Company for which there is inadequate insurance coverage. The result of this matter could have a material adverse effect on our business, results of operations and financial condition.

WE ARE CURRENTLY WITHOUT SUFFICIENT FUNDS TO OPERATE.

Since we do not have commercial operations which can generate revenues today, we are dependent on the proceeds of future offerings for working capital.  Our officers and directors and their affiliates have been funding the Company’s operations since the suspension of trading in our securities which ended on December 31, 2008.  We were otherwise unable to obtain funds to operate our business. The terms of the issuance of securities have significantly diluted  the ownership percentage of existing shareholders.  This has resulted in a significant decrease in the fair market value of our equity securities in 2009.

We are currently without sufficient funds to implement our business plan and can operate only on a limited basis.  There can be no assurance that any additional financings will be available to us or that adequate funds for our operations will be available when needed or on terms that are acceptable to us.  The inability to secure additional financing would prevent us from continuing in business which would result in the loss of your investment in the Company.

WE EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEAR FUTURE.

We project that we will continue to incur development and administrative expenses and operate at a loss for at least the next 12 months. We will need to generate significant revenues to achieve sustained profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business. We cannot be certain that we will ever achieve profitability or be able to remain in business.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN.

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report dated July 21, 2009.

CURRENT ECONOMIC RECESSION COULD MATERIALLY ADVERSELY AFFECT THE COMPANY.

The Company’s future operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced or postponed their product, services and advertising expenditures in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on our business.  Other factors that could influence demand for our services and advertising revenues include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, the financial crisis, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors.  These and other economic factors could have a material adverse effect on demand for the Company’s services and on the Company’s financial condition, operating results, and cash flows.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s prospective operations, including insolvency of industry partners, service providers, and contractors.  While the ultimate outcome of these economic conditions cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations were to be impaired.

THE RESUMPTION OF QUOTATIONS AND TRADING OF OUR COMMON STOCK OVER THE OTCBB SHALL NOT RESUME UNLESS AND UNTIL FINRA APPROVES AN APPLICATION BY OUR BROKER-DEALERS UNDER F0RM 211.

The SEC’s suspension of trading in our common stock which occurred on December 17, 2008, ended on December 31, 2008.  However, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers, dealers and market makers are prohibited from directly or indirectly offering or resuming quotations in our Common Stock on the OTC Bulletin Board (the “OTCBB”), unless such market maker has strictly complied with Rule 15c2-11.  As a result, quotations by broker-dealers and trading of our common stock over the OTCBB is not permitted to resume until FINRA has cleared an application (Form 211).  FINRA reviewed such an application by one broker-dealer, however, did not resume quotations and trading of our common stock on the OTCBB and is unwilling to do so, without a new registration statement declared effective with the SEC.

THERE IS CURRENTLY NO PUBLIC TRADING MARKET FOR OUR SECURITIES

There is no public trading market for our securities. There can be no assurance that a market for our common stock will be established on the OTCBB or on any national securities exchange or market. If we do not maintain trading on the OTCBB or listing on an exchange or market and an active market in our common stock does not develop, it may be more difficult for stockholders to dispose of their common stock and could diminish significantly the market value of our common stock. Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

An aggregate of 15 million (pre reverse split) shares of common stock were registered for resale by selling shareholders pursuant to a prospectus dated April 10, 2008, as supplemented, contained in Registration Statement No. 333-149995 and were sold in connection with the Yatinoo Acquisition.

Rule 144 promulgated under the Securities Act is not available to our investors that hold unregistered stock until at least twelve months after we ceased to be a shell company, which occurred on or about November 19, 2008, when the Company filed Form 10 type information with the Commission.  There can be no assurance that we will continue to fulfill in the future our reporting requirements under the Exchange Act, maintain the effectiveness of our registration statement(s), or disseminate to the public any current financial or other information concerning the Company.

IF AN ACTIVE MARKET DEVELOPS FOR OUR COMMON STOCK, THE MARKET PRICE OF OUR STOCK IS LIKELY TO BE VOLATILE.

Should trading of our common stock resume on the OTCBB and an active market develops, it is likely that the market price for our common stock will be volatile and subject to wide fluctuations in response to a number of events and factors, including announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, news reports relating to trends in the Company's markets, being subject to the SEC’s penny stock rules, the depth and liquidity of the market for our common stock, investor perception and fluctuations in our operating results and market conditions.  In addition, the market prices for shares of smaller capitalization companies generally, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

OUR COMMON STOCK MAY BE DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

It is expected that our common stock will be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).

These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

PREFERRED STOCK AS AN ANTI-TAKEOVER DEVICE

The Company is authorized to issue 5 million shares of preferred stock, $.001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as the board of directors of the Company may determine by resolution.  Unless the nature of a particular transaction and applicable statutes require such approval, the board of directors has the authority to issue these shares without shareholder approval. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by shareholders.

BUSINESS RISKS

WE HAVE A SHORT OPERATING HISTORY AND MAY BE SUBJECT TO ALL RISKS OF A NEW BUSINESS.

The Company was founded in March 2007 and launched its service in October 2007 and therefore has a short operating history. As a result, it is difficult for us to accurately forecast our future operating performance. Our business, operating results and financial condition may be materially adversely affected if our revenue does not meet our projections. Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies in the early stage of development. Many of these factors are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure purchasers of our securities that our proposed business plans as described above under Item 1. “Business” will materialize or prove successful, or that we will ever be able to operate profitably. We may not be able to implement our business strategy successfully or to address the risks we face in a cost-effective manner. Our inability in either regard would have a material adverse effect on our business.

OUR SERVICES ARE SUBJECT TO SYSTEMS FAILURES AS A RESULT OF CAPACITY CONSTRAINTS

A key element of the Company's strategy is to generate a high volume of use of its online media properties. Accordingly, the performance of the Company's online media properties is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and to achieve market acceptance of these products and media properties. Any system failure that causes interruption or an increase in response time of the Company's products and media properties could result in less traffic to the Company's Web sites and, if sustained or repeated, could reduce the attractiveness of the Company's products and media properties to advertisers and licensees. An increase in the volume of queries conducted through the Company's products and media properties could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect the number of impressions received by advertising and thus the Company's advertising revenues. In addition, as the number of Web pages and users increase, there can be no assurance that the Company's products and media properties and infrastructure will be able to scale accordingly. The Company also faces technical challenges associated with higher levels of personalization and localization of content delivered to users of its services, which adds strain to the Company's development and operational resources. The Company is also dependent upon Web browsers and Internet and online service providers for access to its products and media properties. Any disruption in the Internet access could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver the Company's products and services.

The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company has an Automatic Live Back-up System for the main servers.  Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and media properties, which could have a material adverse effect on the Company's business, operating results and financial condition.

OUR PUBLIC IMAGE MAY SUFFER DUE TO A LACK OF BROAD ACCEPTANCE OUTSIDE OF THE ARABIC, AFRICAN AND ASIAN REGIONS

The Company’s development plan relies on disseminating and perpetuating an image of professionalism and belonging in the international marketplace. In the event cultural bias and other factors result negatively affecting the public image of the Company, it is foreseeable that such misperception could negatively effect the business prospects of the Company in regions other than the Arabic, African, and Asian regions. Depending on the Company’s growth, it may be more difficult for the Company to address or exert a degree of control over any such potential public image related issues.

OUR INDUSTRY CHANGES RAPIDLY DUE TO EVOLVING TECHNOLOGY STANDARDS AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO CONTINUE TO ENHANCE AND IMPROVE OUR PRODUCTS AND SERVICES.

Our future success will depend on our ability to address the increasingly sophisticated needs of our website users by supporting existing and emerging search engine, software, database and website platforms, as well as maintaining pace with the explosive growth of Internet-related products and services, which are difficult to predict. We must develop and introduce enhancements to our existing products and services and new products and services on a timely basis to keep pace with technological developments, evolving industry standards and changing user interests and preferences. We expect that we will have to respond quickly to rapid technological change, changing user preferences, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by technology advances of our competitors or our failure to keep up with industry-wide technological advances. We expect that these efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

The Company's performance is substantially dependent on the performance of its management and key technical personnel. In particular, the Company's success depends substantially on the continued efforts of its management team, which currently is composed of a small number of individuals who only recently joined the Company. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company. We do not have employment agreements with any employees and do not maintain directors and officers’ liability insurance.  If we are unable to obtain adequate directors and officers insurance, our ability to retain and recruit qualified directors and officers may be curtailed.

The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results and financial condition.

OUR FUTURE OPERATIONS COULD BE SUBJECT TO NEW LEGISLATION OR REGULATION

The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results and financial condition.

WE MAY BE LIABLE FOR UNINSURED CLAIMS

Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed against online services in the past. In addition, the Company could be exposed to liability with respect to the selection of listings that may be accessible through the Company's branded products and media properties, or through content and materials that may be posted by users in classifieds, bulletin board and chat room services offered by the Company. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Also, to the extent that the Company provides users with information relating to purchases of goods and services, the Company or its operating subsidiaries could face claims relating to injuries or other damages arising from such goods and services; although the Company will carry general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

DIRECTORS AND OFFICERS HAVE LIMITED LIABILITY.

As permitted by the Delaware General Corporate Law, the Company’s certificate of incorporation and by-laws limit the personal liability of the directors and/or stockholders of the Company for monetary damages for breach of fiduciary duty as a director but such provision does not eliminate or limit the liability of a director in certain circumstances, such as for (i) any breach of the director’s duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporate Law, or (iv) for any transaction from which the director derived an improper personal benefit.

MAINTENANCE OF OUR TRADEMARKS AND INTELLECTUAL PROPERTY RIGHTS IS COSTLY AND WE MAY BE SUED FOR INFRINGEMENT

The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States and (based upon anticipated use) internationally, and has applied for the registration of certain of its trademarks, including "Yatinoo.” Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. The Company expects that it may license in the future, elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties, including in connection with branded mirror sites of the Company and other media properties that may be controlled operationally by third parties. While the Company attempts to ensure that the quality of its brand is maintained by prospective licensees, no assurances can be given that such licensees will not take actions that could materially and adversely affect the value of the Company's proprietary rights or the reputation of its products and media properties, either of which could have a material adverse effect on the Company's business. Also, third parties may copy significant portions of the Company directory listings for use in competitive Internet navigational tools and services, and there can be no assurance that the distinctive elements of the Company will be protectable under copyright law. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

Many parties are actively developing search, indexing and related Web technologies at the present time. The Company believes that such parties have taken and will continue to take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future.

From time to time the Company expects to be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

OUR FUTURE OPERATING RESULTS DEPEND ON THE CONTINUED DEVELOPMENT OF A MARKETING AND SALES PROGRAM.

The growth of our Company and our operating results are dependent on a successful marketing and sales program and on our ability to develop new website users. If we are unable to create and implement a successful sales and marketing program and to grow our base of website users, we will not be successful.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES.

While we believe that we currently do not have any direct competition who competes in each of our geographic areas, we may encounter future competition from companies that develop products or services similar to those of the Company. This could cause us to lose existing users and advertising sales and prevent us from successfully implementing our business model. Most of our potential future competitors are larger and have many more employees and substantially greater technological, marketing and financial resources than we do and thus will be able to exert significant influence on the markets in which we could be competing. They can use their experience and resources against us in a variety of competitive ways, including by investing more aggressively in research and development in order to develop products or services competitive to the Company web portal. If they are successful in developing similar or improved products or services compared to the Company web portal, we could experience a significant decline in anticipated revenues and profits. In addition, the web portal industry could experience substantial price competition in the future. There can be no assurance that any future price competition by our competitors, if it develops, will not have a material adverse effect on our operations or results or that we will be able to react with price or product and service changes of our own to maintain our projected market position.

OUR BUSINESS MAY BE SUBJECT TO FLUCTUATIONS IN THE ECONOMY AND GEOPOLITICAL EVENTS.

Our business could be affected by general economic conditions and those specific to the Internet, as well as geopolitical events such as war, threat of war or terrorist actions. Such an economic or geopolitical event could materially and adversely affect our business and financial condition.

OUR BUSINESS MAY FACE RISKS ASSOCIATED WITH THE MARKETING, DISTRIBUTION AND SALE OF ITS PRODUCTS AND SERVICES INTERNATIONALLY, AND IF ANY SUCH BUSINESS IS UNABLE TO EFFECTIVELY MANAGE THESE RISKS, IT COULD IMPAIR THE ABILITY OF OUR BUSINESS TO EXPAND ITS BUSINESS ABROAD.

The marketing, distribution and sale of our products internationally exposes us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our growth prospects. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets with which we may have only limited experience;

•	inability to obtain, maintain or enforce intellectual property rights;

•
encountering trade barriers, such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of products and reduce market share in some countries;

•	fluctuations in currency exchange rates relative to the U.S. dollar;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	economic, social and political instability;

•	cultural and language differences;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that may be inexperienced in commercial matters;

•	deterioration of political relations with the United States;

•	difficulty of enforcing revenue collection internationally; and

•	potential infringement of third-party intellectual property rights or inability to obtain such rights.

All or a portion of our international sales may be denominated in Euros. As a result, increases in the value of the Euro relative to other foreign currencies could cause advertising costs with regard to our web portal and related products and services to become less competitive in such other international markets and could result in limited, if any, sales and profitability. In addition, market conditions may require us to denominate a majority of our sales in local currencies, which may further expose such a business to foreign exchange gains or losses.

Our strategy may include establishing regional and international web properties. If we implement such a strategy, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses which may harm our profits and future prospects.

PROBLEMS WITH THIRD PARTY SERVICE PROVIDERS COULD AFFECT OUR BUSINESS.

We intend to rely on third-party service providers, including telecommunications and bandwidth providers and data center operators, in operating our business. Any disruption in the services provided by these service providers or any failure by them to handle our anticipated higher volumes of traffic could have an adverse effect on our business, the nature and extent of which we cannot predict. We exercise little control over these service providers, which increases our vulnerability to problems with the services they provide to us. We could experience occasional interruptions and delays in service which may negatively impact our relationship with our users or advertising and marketing partners and adversely affect our business. In addition, our service providers may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications and bandwidth failures, computer viruses, computer denial of service attacks and similar events. The occurrence of a natural disaster, break-in, sabotage and intentional acts of vandalism, or other unanticipated problems at these data centers, could result in extended interruptions in our service which could reduce our revenues and profits.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY MALICIOUS THIRD-PARTY APPLICATIONS THAT INTERFERE WITH OUR COMMUNICATIONS WITH OUR WEBSITE USERS, WITH THEIR DATA OR WITH THEIR EXPERIENCE IN DEALING WITH US.

Computer viruses, worms and similar software programs may harm the performance of the Internet. Our business may be adversely affected by malicious applications such as computer viruses and worms that make changes to our users’ computers and interfere with their use of the Company web portal, their data or their experience with us. These applications may in the future attempt to interfere with our ability to communicate with our users. This interference could occur without our knowledge or disclosure to or consent from our users, resulting in a negative experience that users may associate with the Company. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to communicate with our users and provide them with a superior experience is critical to our success. If efforts to combat these malicious applications are unsuccessful, our reputation may be harmed and our relationships with certain users could be impaired. This could result in a decline in the number of users or traffic and a decline in advertising revenues, which would damage our business.

OUR VOTING CONTROL IS CONCENTRATED AND PROVISIONS IN OUR CHARTER DOCUMENTS COULD DISCOURAGE CHANGES THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

Our principal shareholders own or control a majority of our outstanding voting equity securities. In addition, provisions in our certificate of incorporation and bylaws, as amended, may have the effect of delaying or preventing a change of control or changes in our management that stockholders may consider favorable. These provisions include the following: (i) our Board of Directors will have the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director; and (ii) stockholders may act by written consent to elect directors, provided that if such consent is less than unanimous, such action may be in lieu of an annual meeting only if all directorships are filled. These provisions may discourage or deter stockholders from attempting to take certain actions at a stockholders’ meeting. As a result, our principal shareholders will have the ability to significantly influence the outcome of all matters requiring shareholder approval, including the election and removal of a majority of our directors, and the ability to significantly influence our management and our affairs.

WE CAN PROVIDE NO ASSURANCE THAT OUR INTERNAL CONTROL OVER OUR FINANCIAL REPORTING WILL BE EFFECTIVE UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.  ESTABLISHING INTERNAL CONTROLS OVER OUR FINANCIAL REPORTING IS LIKELY TO INCREASE OUR COSTS.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules is likely to increase our general and administrative costs.  In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning December 31, 2009.  We are required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also issue an audit report on management’s assessment and on our internal control over financial reporting as of each year end, beginning December 31, 2009.

We expect that SOX and such other laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. Given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective under Section 404. Moreover, we can provide no assurance as to any matters that might be reported in our management’s assessment of our internal control over financial reporting or our independent registered public accounting firm’s audit report. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the Financial Industry Regulatory Authority, Inc. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

THE COMPANY CURRENTLY DOES NOT INTEND TO PAY DIVIDENDS TO ITS STOCKHOLDERS.

We do not intend to declare or pay cash dividends to our stockholders until we have achieved profitability, if ever.  Management anticipates that after establishment of suitable reserves for taxes and working capital, and for additional product research and development, dividends may be distributed by the Company to its stockholders. The Company cannot provide any assurance that it will be able to pay any dividends to shareholders.

WE ARE SUBJECT TO CRITICAL ACCOUNTING POLICIES, AND WE MAY INTERPRET OR IMPLEMENT REQUIRED POLICIES INCORRECTLY.

Prior to the Yatinoo Acquisition, we followed IFRS adopted by the European Union as reconciled to U.S. GAAP in preparing our financial statements.  In this Annual Report, our financial statements have been prepared in accordance with U.S. GAAP.  As part of this process, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER TRANSACTION, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

There may be risks associated with the Company becoming a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company because there is no incentive to them to recommend the purchase of the Company’s common stock. We cannot assure investors that brokerage firms will ever want to conduct any secondary offerings on the Company’s behalf.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT MAY PROVE TO NOT BE ACCURATE.

This Annual Report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties. All statements other than those of historical facts, including those regarding business strategy, the plans and objectives of management, our projected costs and expected benefits, and similar statements, are forward-looking statements. These forward-looking statements are based on our current expectations. Important factors that could cause our results to differ materially from our expectations include those set forth in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

The Company’s headquarters facility is located in an office suite in 510 Turnpike Street, Suite 103, North Andover, MA 01845 USA. The Company occupies this facility which is approximately 2,500 square feet under a three-month lease from a non-affiliated landlord at $3,400 per month.  The Company, acting through its subsidiary Yatinoo Maroc, SARL, also rent one office in Tangier Morocco with a total of approximately 2,500 square feet under a month to month lease from a non-affiliated landlord at $500 per month.  The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

ITEM 3.  LEGAL PROCEEDINGS - LITIGATION

The Company is not currently aware of any legal proceedings or claims other than as described below.   Yatinoo International S.A. has commenced two lawsuits against the former management of its former Tunisian subsidiary, the Company Tunisia, SARL (the “Tunisian Subsidiary”): (i) Complaint of Defamation, Case No. 7055056 deposited at the court in Sousse / Tunisia and at the Financial Brigade; and (ii) Complaint of misuse of Corporate Assets, Case No. 7055052 at the court in Sousse / Tunisia. In both cases, Yatinoo is seeking reparations regarding mismanagement of its Tunisian Subsidiary which was sold to a non-affiliated third party on July 24, 2008.  The Company intends to prosecute these cases vigorously.

The U.S. Securities and Exchange Commission (“SEC”) suspended trading in the securities of the Company from December 17, 2008 through December 31, 2008.  The Order of Suspension stated that, “Questions have arisen concerning the accuracy and adequacy of publicly-available information about Yatinoo securities, including information in the market place regarding the number of Yatinoo’s issued and outstanding shares and market capitalization, and Yatinoo’s operations.  Questions have also arisen about trading activity in the market for Yatinoo securities. “Although Yatinoo’s current report on Form 8-K filed with the SEC on November 19, 2008 reported 30 million shares issued and outstanding, the official OTC Bulletin Board site, as well as all other sites reflected the previously outstanding 150 million shares.  As a result the market capitalization that was displayed for Yatinoo was five times the actual number but has now been corrected.  The Company also filed on January 8, 2009, under Form 8-K/A to the November 13, 2008 Form 8-K, the English translation of the Marketing Agreement dated January 1, 2008 between Yatinoo International, S.A. and PGM International Ltd.  The Company is cooperating fully with the SEC in its investigation, which is ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS

As of October 30, 2008, our common stock was listed for trading on the OTCBB and we were issued “SOCN” as our trading symbol.  Prior to that date, our common stock was not traded in the public market.  Following the Company’s name change to “Yatinoo, Inc.”, our common stock listing on the OTCBB was changed to the symbol "YTNO" and trading under that symbol commenced on December 2, 2008.

The Company's common stock had been suspended from trading by the U.S. Securities and Exchange Commission (“SEC') on December 17, 2008, which suspension ended on December 31, 2008, however, the SEC investigation continues and as of the date of this report, trading has not yet resumed on the OTCBB.

As of March 19, 2009, the Board of Directors of the Company unanimously authorized and directed its transfer agent to cancel an aggregate of 4,530,000 (pre reverse split) shares, or 15% of the 30,000,000 issued and outstanding shares to leave 25,470,000 then issued and outstanding after such date.  The shares were held by five shareholders affiliated with three German consultants whose agreements had previously been terminated by the Company.  The terminations resulted from the Company learning that they or their affiliates were under investigation by German authorities for possible stock manipulations at the same time that the SEC suspended trading in the Company’s securities.

In an effort to eliminate concerns of the SEC and FINRA, the Board of Directors of the Company resolved on March 24, 2009, to have all holders of registered the Company shares enter into lock-up agreements.  The former shareholders of Stone Consulting Services (n/k/a Yatinoo, Inc.) each signed lock-ups for an aggregate of 600,000 shares in connection with the change of control.  The remaining 14,400,000 registered shares (less 25,961 shares which were sold in the open market and 4,530,000 cancelled, as described above) have signed or will sign two-year lockups pursuant to which they will be permitted to sell 1% of their registered shares per month, or 10% per annum.

On June 23, 2009, the Company amended and restated its Certificate of Incorporation, pursuant to Board and Shareholder approval, to decrease the number of authorized shares of common stock from 500 million to 50 million and effect a one for 40 reverse stock split to reduce the then issued and outstanding 34,896,000 shares to 872,400 shares. Except where noted, all shares and per share amounts in this report give retroactive effect to the reverse split.

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, commissions or the June 23, 2009, 1 for 40 reverse stock split and may not necessarily reflect actual transactions.

Period	High Trade	Low Trade
2009
First Quarter	—	—

2008
Fourth Quarter	$4.85	$4.02

On August 6, 2009 there were 60 stockholders of record and 872,400 shares of our common stock issued and outstanding.
To date, we have never declared or paid any cash dividends on our capital stock and we do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2008 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company is not required to provide the information required by this Item as a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

General

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes which are filed hereto.  Unless otherwise identified, the consolidated financial data set out in this document are derived from the Company’s consolidated financial statements and the notes thereto which have been prepared in accordance with U.S. GAAP. Unless otherwise identified, the financial statements are presented in U.S. Dollars, which is now the Company’s functional and presentation currency.

The Company offers a family of branded online media properties, including its flagship property Yatinoo.com, as further described above under “Product and Media Properties.”  Under the "Yatinoo" brand, the Company provides intuitive, context-based guides to online content, Web search capabilities, aggregated third-party content and community and personalization features mainly targeted to the Arab, African, and Asian market.  The Company seeks to extend its brand position and audience by continuing to aggregate and develop Web content that serves focused groups of Internet users with specific subject-area, demographic and geographic characteristics.  As of the date of this report, the Company offers different subject-matter focused versions of its website, including versions for women, children, sports, culture, finance, and news, among others, and demographically focused properties for Internet users.

As previously reported, the Company is currently building out its service platform to include a comprehensive Internet Business Network (IBN) service offering.  The Company anticipates its IBN will encompass three key areas: Community, Financial Data and News,  and Project Management and Collaboration.  It recently expanded its service offerings to include the “Rapidshare” search feature, which allows the user to download and upload files to others.

The Company makes its properties available without charge to users, and intends to generate revenue primarily through the sale of banner advertising. Advertising on the Company properties will be sold internally by the Company, as well as by third party agents.  We provide a range of marketing services that make it easier and more effective for advertisers and marketers to reach and connect with users who visit our online properties. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

In terms of general market trends for online advertising spending, there has been a steady increase each year from 2002 through 2007, particularly with search engine portals, such as Google.com, which account for more than half of such annual advertising revenues in more recent years, according to the Economist.com, “Not ye old banners”, November 27, 2008, available at www.economist.com.  In November of 2008, eMarketer, a market-research firm, predicted that online-advertising spending in America, which makes up about half the global total, will increase by 8.9% in 2009, rather than the 14.5% it had forecast in August.  In other words, eMarketer appears to believe that online advertising will continue to expand in the recession - just not as quickly as previously expected.  However, according to the above article from the Economist.com, an internet analyst at Morgan Stanley estimates that if the economy stops growing, ad spending is likely to fall by 4%.  If the economy shrinks by 2%, overall ad spending may fall by 10%.  In addition, this analyst points out that for the online segment, recent history is cause for pessimism given that during the dotcom recession between 2000 and 2002, online ad spending in America fell by 27%.

Despite these headwinds, management remains hopeful that the ongoing trend of major advertisers shifting from print advertising into online advertising may provide some support for the level advertising revenues the Company may receive during the next twelve months, however, acknowledges that the current economic crisis will likely continue to add downward pressure on its advertising revenues during this timeframe.  In addition, strengthening of the U.S. Dollar against other currencies could have a further negative impact on our international revenues.

Regarding financing sources, the Company has relied on revenues from its marketers and advertisers in the fiscal year ended December 31, 2008 pursuant to written agreements with such sources, as well as funding in the form of payments for stock subscriptions from both the founding stockholders of the Company and founders of Pubco prior to the Yatinoo Acquisition, in order to pay the Company’s organizational expenses and audit and legal expenses over the course of fiscal years 2008 and 2007.  In addition, in the first half of 2009, since FINRA’s suspension of trading on the OTCBB, the Company has been unable to obtain funding from any outside sources.  Accordingly, from January 1, 2009 through June 30, 2009, the Company has received an aggregate of approximately $315,300 from officers, directors and their affiliates to meet our near-term reporting and compliance obligations, including legal, accounting, audit  and other vendor fees.  Approximately $189,000 of these funds were provided for notes.  The remainder of these funds have subscribed for shares of Common Stock at $.80 per share.

Given the current market conditions and the lack of debt or equity financing options currently available, management’s main objectives over the near term and beyond are to focus its efforts on the development and offer of a suite of services under its website as described under “Business” and finding ways to support advertising revenues.  In terms of sources of financing, management anticipates seeking either additional advances from its current management or affiliated entities.  As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and refused to refinance existing debt or equity at all or on acceptable terms.  If funding is not available when needed, or is available only on unfavorable terms, we may be unable to fund our working capital requirements which would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has had minimal revenues and has generated losses from operations.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management intends to develop its revenue sources, as well as use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for Management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our financial statements are as follows:

Intangible Assets. We amortize intangible assets over their estimated useful lives. Identifiable amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our intangible assets which could trigger impairment. No impairments of intangible assets were identified during any of the periods presented.

Investments in Equity Interests. We account for investments in the common stock of entities in which we have the ability to exercise significant influence but do not own a majority equity interest or otherwise control using the equity method. In accounting for these investments we record our proportionate share of the entities’ net income or loss, one quarter in arrears.

We review our investments in equity interests for impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as the stock prices of public companies in which we have an equity investment, current economic and market conditions, the operating performance of the companies, including current earnings trends and forecasted cash flows, and other company and industry specific information. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of whether any identified impairment is other-than-temporary.

Stock Based Compensation Expense

The Company adopted SFAS No. 123R, "Share-Based Payments" in the first quarter of fiscal 2009. Under the requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method under SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.

Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Revenues:

As noted previously, the Company intends to generate revenues through the sale of banner advertising.  For the years ended December 31, 2008 and 2007, the Company has not generated such revenues. The Company expects to see favorable developments in connection with its marketing campaign and the re-design of the web-portal and additional services offered. The Portal was entirely re-designed again in June 2008 and re-launched, with a new, attractive look, including new web services and products.
During the year ended December 31, 2008 established an initial marketing contract with PGM International Ltd. (“PGM”) whereby PGM was to have placed the Company advertisements on cans or bottles of PGM’s energy drink “HYPE.” Under this Agreement, Yatinoo was to have received E 1,000,000 in services and was to have paid PGM, €850,000 and Hype for publicizing its trademark in the Company’s website.  The difference of €150,000 was to have been transferred to the Company’s account.  Services agreed to by the parties were not performed and the contract was never fulfilled.

On or about November 1, 2008, the Company signed an agreement with an industry consulting firm, the Company will receive referral fees associated with the agreement in exchange for referring, contacting and initiating discussions on behalf of the Company with online gaming sites for the purpose of establishing an affiliate relationship with such online gaming sites.  On or about December 9, 2008, the Company established its first such affiliation with PokerStars.com as a result of the agreement with Joag LLC PokerStars.com is an online poker room with tournaments running every day, which features ring games, tournaments, Texas Hold ‘em, Omaha and Stud, with fixed limit, pot limit and no limit.  Also at PokerStars.com, players can learn how to play, and practice poker skills for free.  No reveneues were generated from these agreements during the period ended December 31, 2008.

Operating Expenses:

Selling and Distribution Expense

Selling and distribution expenses for the year ended December 31, 2008 were $1,660,000, as compared with $195,000 for the year ended December 31, 2007. In the year ended December 31, 2008, the Company expended funds mainly towards the production of its business development plan and marketing efforts.  The dramatic increase in marketing and public relations expenses are the result of the Company’s entering into a marketing campaign during the year ended December 31, 2008, for the purpose of publicizing its web portal. For this campaign, the Company elected an energy drink to stamp its marketing designs on their cans and bottles..

General and Administrative Expenses

General and Administrative Expenses for the year ended December 31, 2008 were $136,000, as compared to zero for the year ended December 31, 2007. Such general and administrative expenses for the year ended December 31, 2008 included $50,112 of director’s remuneration, $13,920 of staff remuneration, $1,392 of recruitment and $1,392 towards incorporation expenses.

Interest Expense

Interest expense was $32,000 for the year ended December 31, 2008 and none for the comparable period in 2007. These costs principally are interest charges incurred in connection with bank loans of $129,000 in the aggregate as of December 31, 2008, as set forth in the consolidated balance sheet to the financial statements, as compared to $57,000 in bank loans as of December 31, 2007.

Net Loss

During the year ended December 31, 2008, the Company incurred a net loss of $1,807,000. The net loss was attributed to mainly (i) selling and distribution costs resulting from increased marketing and public relations expenses, as well as legal and professional expenses and (ii) general and administration expenses of $136,000, as described above. During the six month period ended December 31, 2007, the Company incurred a net loss of $167,000.

Liquidity and Capital Resources as of December 31, 2008 and as of December 31, 2007

As of December 31, 2008, the Company had total assets of $47,000 as compared to $342,000 total assets as of December 31, 2007. The decrease in total assets is mainly the result of a decrease in accounts receivable from $266,000 of $14,000 as a result of collections and writeoffs on uncollectible balances.

As of December 31, 2008, the Company had total liabilities of $2,221,000 (which was comprised primarily of accounts payable and accrued expenses of $1,972,000) as compared to $505,000 as of December 31, 2007. The increase in accounts payable and accrued expenses was a result of  increased trade and other payables totaling $768,000 and increased shareholder loans of approximately $755,000.

As of December 31, 2008, the Company had a stockholders’ deficit of $2,174,000, as compared to a stockholders’ deficit of $163,000 as of December 31, 2007. The reduction in stockholders’ equity is due to the net loss in the period of $1,807,000 and the Company’s purchase of $230,000 in treasury stock from an investor.  As a result of these changes, accumulated deficit increased from $167,000 as of December 31, 2007 to $1,975,000 as of December 31, 2008.

The statement of cash flows shows a decrease in cash or cash equivalents from $64,000 as of December 31, 2007, to $6,000 as of December 31, 2008.  Net cash provided from operations totaled $93,000 in the fiscal year ended December 31, 2008, due to the net loss in the period of $1,807,000 offset by increases in accounts payable and accruals of $1,524,000, other long liabilities totaling $120,000 and decreased accounts receivable of $252,000. Net cash provided by operations totaled $15,000 for the period ended December 31, 2007 due to the net loss in the period of $167,000 and increased accounts receivable totaling $266,000, offset by increases in accounts payable and accruals of $449,000.

 Net cash used in investing activities totaled $19,000 for the period ended December 31, 2008, due primarily to capital expenditure of tangible and intangible assets.  Net cash used in investing activities totaled $12,000 for the period ended December 31, 2007, due primarily to capital expenditures and investments in joint ventures.

Net cash used in financing activities totaled $132,000 for the period ended December 31, 2008, due primarily to the purchase of treasury stock for $230,000, offset by proceeds from notes payable.  Net cash provided in financing activities totaled $61,000 for the period ended December 31, 2007, due primarily to the proceeds from notes payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules referred to in the index contained on page F-1 of this report following Part IV, Item 15, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As required by Rule 13a-15 or 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, as well as at March 31, 2009 and June 30, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls and procedures were not effective due to the fact that our financial statements, including notes and Form 10-K were not completed in a timely manner and were more than several months late in being completed. As previously reported, all officers of the Company resigned in March 2009, as a result of the Company’s lack of funds.  While a new interim CEO was appointed, as well as new Board members, Management believes these resignations and the relocation of operations from Spain to the United States had a material adverse effect on the effectiveness of the Company’s disclosure controls and procedures during the first half of 2009.  Management has hired necessary personnel to eliminate these delays.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective.  In addition, our independent registered public accounting firm will be required to issue an attestation report on management’s assessment and on our internal control over financial reporting as of each year end, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the name, age, position and term of directorship, as applicable, of each of the Company’s directors and executive officers as of June 30, 2009. Unless otherwise noted, the below Executive Officers and Directors serve until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Position	Age	Position

Francis P. Magliochetti, Jr.	51	Interim CEO and Director

Peter K. Rogal	51	Director

Marshall S. Sterman	76	Director

Michael J. Magliochetti	45	Director

Barry Hoffman	73	Director

Mr. Francis P. Magliochetti, Jr. has been the interim Chief Executive Officer of Yatinoo, Inc. since March 2009.  Mr. Magliochetti is the Manager of Parcae Capital, a consulting firm which provides interim executive management to companies. Mr. Magliochetti is a seasoned executive, specializing in the service, product and technology environment. Over the last 25 years he has served on numerous companies’ Boards of Directors and Advisory Boards.  On February 13, 2007, Mr. Magliochetti entered into a Plea and Cooperation Agreement with the U.S. Attorney’s Office in the U.S. District Court for Massachusetts, pursuant to which he was subsequently sentenced to three years’ probation in connection with the criminal proceedings brought against National Century Financial Enterprise, a lender to Mr. Magliochetti’s employer.  Prior to joining the Company, Mr. Magliochetti has been an independent healthcare consultant during which time he founded Medical Solutions Management, Inc. in 2005 and has since served as a consultant to such company.  From December 2006 until March 9, 2007, Mr. Magliochetti served as Chairman of the Board and Chief Executive Officer of Andover Medical, Inc.  Mr. Magliochetti has served as Chairman and/or Chief Executive Officer for companies such as Rehab Medical Holdings LLC, OrthoRehab, Inc. (from February 2002 until January 2005), Kontron Cardiovascular Systems, Chartwell Diversified Services, Inc, MED Diversified, as well as numerous others. He has held senior positions with Haemonetics, American Hospital Supply and Baxter International. Mr. Magliochetti holds an A.M.P. Certificate from Harvard Graduate School of Business, a GMP Certificate from Stanford Business School, a M.B.A. from Suffolk University and a B.S. in Pharmacy from Northeastern University.  Francis Magliochetti is the brother of Michael Magliochetti, a director of the Company.

Mr. Peter K. Rogal has been a Director of Yatinoo, Inc. since March 2009.  Mr. Rogal has over 30 years of experience in the high tech electronics industry as a sales and marketing executive, serial entrepreneur and business executive.  Mr. Rogal started his career at a defense contractor, Lockheed Sanders in 1979.  Subsequently, he was the founder, equity partner and sales executive of a defense electronics firm Dynaco Corp.  Mr. Rogal was a majority shareholder of Comtel Electronics, a military printed circuit board and electro-mechanical assembly company.  In 1996, Comtel and Dynaco were sold to Palomar Corporation.  Mr. Rogal next founded Comtel Security Systems, in Tustin, CA.  Comtel Security Systems was subsequently sold to a series of private investors.  He then joined Gold Circuit Electronics Ltd, a manufacturer of high volume commercial and industrial printed circuit boards, as President.  Gold Circuit Electronics Ltd has become one of the largest and most respected suppliers of printed circuit boards in the world.  Currently, Mr. Rogal is the CEO of Gold Circuit Electronics Global Sales and Services LLC.  Mr. Rogal is also the founder and 100% shareholder of Brooktrout Ventures, a small to midsized angel investing and marketing firm focusing on the electronics industry and Hi-Q USA an innovative aquarium products design and manufacturing company.  Mr. Rogal received his BS in Economics and Political Science from Ithaca College.  There were no transactions between the Company and Mr. Rogal prior to his appointment to the Board.

Mr. Marshall S. Sterman has been a Director of Yatinoo, Inc. since November 2008. Mr. Sterman is currently the Chief Executive Officer and President of The Mayflower Group, Ltd., a Boston, Massachusetts based consulting company, where he has been employed since 1986. Since March 2007, he has also been Chairman and President of Aquamer, Inc., which is a development stage public company with technology in the fields of dermatology and urinary incontinence. He also serves as a director of Andover Medical, Inc., Net Currents, Inc., and is a Chairman of Medical Solutions Management, Inc. and WiFiMed Holdings Company, Inc. He previously served as managing partner of Cheverie and Company and MS Sterman & Associates, both merchant banking firms, and president of Sterman & Gowell Securities, an investment banking and securities firm. During his over 40 years of investment banking/corporate finance experience, Mr. Sterman has assisted businesses in obtaining financing as a principal of a registered broker-dealer as a merchant banker and as a consultant. Mr. Sterman served as an officer in the US Navy and holds his B.A. from Brandeis University and his M.B.A. from Harvard University.

Mr. Michael J. Magliochetti, Ph.D. has been a Director of Yatinoo, Inc. since November 2008. He has most recently transitioned from the position of Entrepreneur-in-Residence from March 2006 to June 2007, with Oxford Bioscience Partners LP, a leading life science venture capital firm, to President and CEO of Claros Diagnostics, a developer of rapid point-of-care immunoassay technology of which Oxford was the leading Series A investor.  He maintains the position of Chair of MediQuint, an investment team at Oxford Bioscience Partners.  From 2003 to March 2006, he was CEO of Rehab Medical Holdings, Inc., a company focused in orthopedics, which was acquired at a premium valuation.  Previously, he was President and CEO of Hema Metrics Corporation, a private blood monitoring and diagnostic technology company. Dr. Magliochetti was President and CEO of UroSurge Corporation, a company specializing in products for the urology market of which a sale transaction was executed.  He has held senior positions with the medical device company Haemonetics Corporation; the polymer products company Delta Surprenant, and an assignment with the U.S. Army Research Command. Dr. Magliochetti currently serves on the Advisory Board for the Pediatric New Technology Initiatives Group of Boston Children’s Hospital, The Institute for Pediatric Innovation, and on the Board of Directors of Spire Corporation.  He has also served as an Adjunct Professor of Biomedical Engineering at the University of Iowa and has consulted with many early-stage companies in the medical device and pharmaceutical industry.  He holds several patents, has authored numerous publications both in technology and business, and has served on several panels at numerous conferences. Dr. Magliochetti holds B.S. and Ph.D. degrees in Chemical Engineering from Northeastern University and the University of Massachusetts at Amherst, respectively, and a High Technology M.B.A. from Northeastern University.

Mr. Barry Hoffman has been a director of Yatinoo since April 28, 2009.  He has been the Consulate General of Pakistan since 1976.  Mr. Hoffman currently acts as Chairman of the Executive Committee of the Consular Corps in Boston, MA.  He is an active member of the Pakistan Association of Greater Boston and is on the Board of the Pakistan Millennium Commission.  He serves as a Life Trustee of the USS Constitution Museum and is on the Board of the Hale Reservation.  Mr. Hoffman is a retired U.S. Air Force Officer and graduated from Massachusetts College of Pharmacy.

Board of Directors Committees and Meetings

Currently, our Board of Directors has no separate audit, nominating and corporate governance or compensation committees. We intend to promptly form an audit committee, a nominating and corporate governance committee and a compensation committee. The entire Board of Directors will initially comprise each of the entire committees, until such committees are formed.

During the Company’s fiscal year ended December 31, 2008, all business of the Board of Directors was conducted by resolutions unanimously consented to in writing by all of our Directors (sole Director until November 6, 2008) and filed with the minutes of the proceedings of the Directors.

Stockholder Communications with Directors

Shareholders who want to communicate with the board or with a particular director may send a letter to the Secretary of the Company. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of the board or just certain specified individual directors. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the Company or Yatinoo: (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

As of December 31, 2008, the Company had not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee

As of December 31, 2008, we did not have a separate audit committee. Rather, our Board of Directors performed all the functions that may be delegated to an audit committee. Based on our small size and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that such audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The Company’s executive officers have commenced researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee, as well as candidates that qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2008, or accrued within the current fiscal year as to the Chief Executive Officer, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last two fiscal years whose total annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) ($)		Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Khaled Akid,	2008	$-0-	$-0-	$-0-	$1,733,647	(3)	$-0-	$-0-	$-0-	$1,733,647	(3)
CEO and President (1) (5)	2007	-	-	-	—		-	-	-	$-0-
Michael Ston	2008	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-	$-0-
CEO and President (2)	2007	-	-	-	—		-	-	-	$-0-
Antonio Galve	2008	$-0-	$-0-	$-0-	$520,094	(3)	$-0-	$-0-	$-0-	$520,094	(3)
CFO, Treasurer(5)	2007	-	-	-	—		-	-	-	$-0-
Youness Douir	2008	$-0-	$-0-	$-0-	$520,094	(3)	$-0-	$-0-	$-0-	$1,440,000	(3)
COO and Treasurer (5)	2007	-	-	-	—		-	-	-	$-0-
Ruediger Schil	2008	$-0-	$-0-	$-0-	$520,094	(3)	$-0-	$-0-	$-0-	$1,440,000	(3)
Executive V.P. (5)	2007	-	-	-	—		-	-	-	$-0-

(1)  Served as chief executive officer from January 26, 2007 (inception) through March 20, 2009, on which date his resignation was effective, as previously reported on the Company’s Form 8-K, filed with the Commission on March 26, 2009.

(2)  Served as chief executive officer from December 11, 2006 (inception) through November 13, 2008, the date the Yatinoo Acquisition was effective.

(3) On November 13, 2008, the Company granted options under its 2008 Incentive Stock Option Plan to the following officers in the respective (post reverse split) amounts stated: Khaled Akid, CEO - 25,000 shares; Youness Douiri, COO – 7,500 shares; Antonio Galvez, CFO – 7,500 shares; and Ruediger Schild, Executive V.P. – 7,500 shares.  Each option is exercisable for five years at $160 per share. Each option vests in one-third increments on each of the three anniversary dates from the date of grant. Each option holder is entitled to sell up to 25% of his/her vested options in any 12 month period.  These options will all expire 90 days from the respective date of termination of employment for each person which period has expired.

(4) Based on the stock price of $192 per share, as listed on the OTCBB as of December 10, 2008, which was the last stock price quoted for the fiscal year ended December 31, 2008.

(5) Did not serve as Named Executive Officer of the Company during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards								Stock Awards
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Khaled Akid	7,500	-0-	-0-	$160	(1)	11/13/13	-0-	$-0-	-0-	$-0-
Antonio Galvez	7,500	-0-	-0-	$160	(1)	11/13/13	-0-	$-0-	-0-	$-0-
Youness Douiri	7,500	-0-	-0-	$160	(1)	11/13/13	-0-	$-0-	-0-	$-0-
Ruediger Schild	7,500	-0-	-0-	$160	(1)	11/13/13	-0-	$-0-	-0-	$-0-

(1)  The Common Stock of the Company as listed on the OTCBB had a market value of $192 per share on December 10, 2008, based on the last reported trade in such fiscal year.

Director Compensation

The following table presents information regarding the compensation of our directors during the fiscal year-ended December 31, 2008, except for Khaled Akid, Michael Stone, Antonio Galvez, Youness Douiri, and Ruediger Schild, whose compensation is described in the Summary Compensation Table above.  Other than the stock awards and warrant grants appearing therein, we have paid no cash compensation to the officers or directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
Youness Douiri	$50,112	$-0-	$-0-		$-0-	$-0-	$-0-		$50,112
Marshall Sterman	$-0-	$-0-	$405,553	(2)	$-0-	$-0-	$-0-	(1)	405,553
Michael Magliochetti	$-0-	$-0-	$405,553	(2)	$-0-	$-0-	$-0-	(1)	405,553

(1) Each independent director is entitled to receive a cash fee of $7,500 for each quarter, plus reimbursement of business related expenses.  No payments were made during 2008.

(2) On November 13, 2008, upon election to the Board of Directors, each then elected director received Non-Qualified Stock Options to purchase 7,500 shares each, which options vest in three equal one-year installments. They are eligible to sell up to 25% of their vested options during any 12 month period.

2008 Incentive Stock Option Plan

The Company adopted a 2008 Incentive Stock Option Plan (the “Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Commission on November 19, 2008, which Plan was approved by the Company’s board of directors and stockholders on November 13, 2008. The Plan enables the Board to provide equity-based incentives through grants or awards of incentive awards to the Company’s present and future employees, directors, consultants and other third party service providers. The Plan, administered by our Board of Directors, authorizes the issuance of a maximum of 125,000 shares of our common stock, which may be authorized and unissued shares or treasury shares. Options will be deemed “Incentive Stock Options” (as defined in the Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders, with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the Plan terminates, expires unexercised or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

No other retirement, pension, profit sharing, stock option or insurance programs or other similar programs currently exist.

In connection with his appointment on March 25, 2009, the Compensation Committee granted Mr. Magliochetti an option to purchase 125,000 shares of the Company's common stock.  The option will vest monthly over a period of twelve months and the pricing will be based on the mean selling price of the stock over the following 12 months. Mr. Magliochetti and the Company will also enter into the Company’s standard director and executive officer indemnification agreement and standard confidential information and invention assignment agreement.

On March 25, 2009 and April 28, 2009, as new members of the Board of Directors, Mr. Rogal and Mr. Hoffman were each granted a non-qualified stock option to purchase 6,250 shares of the Company's common stock exercisable at $160 per share pursuant to the terms of the Company's 2008 Incentive Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 23, 2009, certain information concerning the beneficial ownership of common stock by: (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 883,775 shares of the Company’s common stock issued and outstanding on June 23, 2009 and gives effect to the 1 for 40 reverse stock split effected on that date.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class
Khaled Akid, Calle Cuernavaca N. 33 Poligono Industrial San Luis Malaga, Spain	Common Stock	153,250		17.3%

Francis P. Magliochetti, Interim CEO(2)	Common Stock	241,498	(4)(5)	27.3%

Youness Douiri Calle Cuernavaca N. 33 Poligono Industrial San Luis Malaga, Spain	Common Stock	57,500		6.5%

Marshall S. Sterman, Director(2)	Common Stock	12,500	(3)	*

Michael J. Magliochetti, Director(2)	Common Stock	15,625	(3)	*

Peter K. Rogal, Director(2)	Common Stock	25,000	(6)	*

Barry Hoffman, Director(2)	Common Stock	9,375	(6)	*

All directors and executive officers as a group (5 persons):		291,498		32%

*= Less than 1% of the issued and outstanding shares.

(1)
Based on 872,400 shares issued and outstanding on June 23, 2009, following a 1 for 40 reverse stock split.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.  The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Business address is c/o Yatinoo, Inc., 510 Turnpike Street, Suite 103, N. Andover, MA 01845.

(3)
Includes 6,250 shares of Common Stock issuable upon exercise of non-qualified stock option, but does not include up to 7,500 shares of Common Stock issuable upon exercise of stock options which do not become exercisable before November 13, 2009, but are subject to forfeiture before then.

(4)
Represents shares underlying options granted in connection with Mr. Francis Magliochetti’s appointment as interim CEO on March 25, 2009.  Out of the total 3,125 options granted to Mr. Magliochetti which vest monthly over a period of twelve months, 521 options will vest and become exercisable within 60 days of the date of the table at an exercise price which will be based on the mean selling price of the stock over such twelve month period.

(5)
Mr. Francis Magliochetti disclaims beneficial ownership of an aggregate of 241,498 shares of Common Stock, for which he does not have or share the power to vote or dispose of the shares..  These shares are directly or indirectly owned of record as follows: 29,950 shares held by Parcae Capital Group LLC, which are beneficially owned by ORM 2005 Irrevocable Trust, with voting and disposition control held by Peter Johnson as trustee; 29,950 shares held by Russell Court Capital LLC, which are beneficially owned by LAM 2005 Irrevocable Trust, with voting and disposition control held by Peter Johnson as trustee; 29,950 shares held by Joy Terrace Capital Inc., which are beneficially owned by Patricia Magliochetti 2005 Trust, with voting and disposition control held by Peter Johnson as trustee; 15,833 shares held by Solon Capital Group LLC, which are beneficially owned by ORM 2005 Irrevocable Trust, with voting and disposition control held by Peter Johnson as trustee; 15,833 shares held by Croesus Capital Group LLC, which are beneficially owned by LAM 2005 Irrevocable Trust, with voting and disposition control held by Peter Johnson as trustee; 15,833 shares held by Lydia Capital Group LLC, with voting and disposition control held by Rita Magliochetti; and 104,148 shares held by FPM QTIP Trust, with voting and disposition control held by Peter Johnson as trustee.

(6)	These persons were granted 6,250 non-qualified stock options on March 25, 2009 and April 28, 2009, respectively, under the 2008 Incentive Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information indicated with respect to our stock option plan as of December 31, 2008, under which our common stock is authorized for issuance compensation.

	Number of Securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	125,000	N/A	125,000
Equity compensation plans not approved by security holders	—	—	—
Total	125,000	—	125,000
(1) The 2008 Incentive Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth herein, there have been no related party transactions between the Company or any of their respective affiliates.  The share amounts stated herein give retroactive effect to the June 23, 2009 1 for 40 reverse stock split.

As of November 13, 2008, Michael Stone, the former CEO and President of Pubco, received $200,000 total ($120,000 cash and $80,000 in the form of a promissory note and guarantee) in consideration for the cancellation of an aggregate of 3,360,000 post-forward stock split shares of common stock owned by Michael Stone or his designees in connection with the Yatinoo Acquisition.

Between January 1 and March 10, 2009, Mr. Francis P. Magliochetti, the interim CEO of the Company, and his affiliates advanced an aggregate of $83,318 for working capital purposes which were converted into Common Stock, at $.80 per share, for approximately 116,647 shares of Common Stock.  Barry Hoffman, Michael Magliochetti and Peter Rogal, each independent directors, converted advances to the Company into 3,125, 3,125 and 18,750 shares of Common Stock at $.80 per share. Additionally between January 1 and June 30, 2009, Mr. Magliochetti has loaned the Company approximately $189,000 for working capital purposes.

See “Item 11. Executive Compensation” for the terms of Options granted to certain officers and directors of the Company.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the independence rules of Nasdaq provided by Rule 4200(a)(15).  As of the date of this report, four of our five directors are non-officer independent members of the Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by Moore & Associates, Chartered including fees for the audit of the Company’s annual financial statements for the fiscal years 2007 and 2008, and for fees billed for other services rendered by and Moore and Associates, Chartered.

	2007	2008
Audit Fees (1)	$0	$10,500
Audit-Related Fees (2)	$0	$0
Audit and Audit-Related Fees	$0	$10,500

Tax Fees (3)	$0	$0

All Other Fees (4)	$0	$0
Total Fees	$0	$10,500

(1)  Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, review of and  preparation of consents for registration statements filed with the Securities and Exchange Commission and for review of the Company’s tax provision

(2)  Audit-related fees are principally for review of financial statements in the Company’s registration statements, internal controls, and other services related to financial accounting and reporting standards.

(3)  Tax fees are related to services for tax consultation and tax compliance.

(4)  All other fees relate to all fees billed for products and services provided by the principal accountant, other than those reported above, including those services provided by an outside accounting firm.

Audit Committee: Pre-Approval Policies and Procedures. The Company does not have an audit committee and the board handles all such decisions.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

(1)           See “Index to Consolidated Financial Statements” set forth on page 60.

(b)           Exhibits.

(1)           See “Index to Exhibits” set forth on page 77.

Financial Statements and Supplementary Data

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Yatinoo, Inc.

We have audited the accompanying consolidated balance sheets of Yatinoo, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yatinoo, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a cumulative net loss of approximately $1.7 million, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
July 21, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Yatinoo, Inc
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6	$64
Accounts receivable, net of allowance for doubtful accounts of $473 and $0, respectively	14	266

Prepaid expenses and other current assets
Total current assets	20	330

Property, plant and equipment:
Property and equipment, gross	10	4
Less accumulated depreciation
Total property, plant and equipment, net	10	4

Other assets:
Goodwill
Intangible Assets, net of accumulated amortization of $5 and $0, respectively	17	-
Deposits and other assets	-	8
Total other assets	17	8
Total assets	$47	$342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,972	$448
Accrued expenses
Bank line of credit
Current portion of long-term debt	129	57
Total current liabilities	2,101	505

Long term liabilities:
Other long term liabilities	120	-
Total long-term liabilities	120
Total liabilities	2,221	505

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 7,216 and 7,813 shares outstanding at 12/31/08 and 12/31/07
Common stock, $.001 par value; 300,000,000 shares authorized, 30,500,000 shares issued and 30,498,800 outstanding at 12/31/2008; 5,000,000 shares issued and outstanding at 12/31/2007	30	4
Treasury Stock	(230)	-
Accumulated deficit	(1,975)	(167)
Total stockholders’ equity (deficit)	(2,174)	(163)
Total liabilities and stockholders’ equity	$47	$342

The accompanying notes are an integral part of these financial statements.

Yatinoo, Inc
Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2008	2007
	(In thousands, except per share amounts)
Net Revenue	$-	$28
Costs of revenue	-	-

Gross profit	-	28

General and administrative expense	136	-
Other, Selling and distribution expense	1,660	195
Total Operating Expenses	1,796	195

Operating loss	(1,796)	(167)

Interest expense	(32)
Other expense
Other income	21
Interest income

Loss before income tax expense	(1,807)	(167)
Provision for income taxes	-

Net loss	$(1,807)	$(167)

Net loss per share:
Basic and diluted	$(0.20)	$(0.04)

Weighted average number of common shares outstanding:	9,249,900	4,666,667
Basic and diluted

The accompanying notes are an integral part of these financial statements.

Yatinoo, Inc
Consolidated Statements of Cash Flows

	Year Ended December 31	Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	(1,807)	(167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6
Share based compensation
Stock issued for consulting expenses
Loss on sale of assets
Late registration penalties to be settled in warrants
Changes in operating assets and liabilities:
Accounts receivable, net	252	(266)
Inventory
Accrued Expenses	120	-
Accounts payable and accruals	1,524	449
Net cash provided by operating activities	93	15

INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(4)
Purchase of intangible assets	(22)
Acquisitions, net of cash received	8	(8)
Net cash provided by/(used in) investing activities	(19)	(12)

FINANCING ACTIVITIES:
Proceeds/(Payments) on notes payable	72	57
Proceeds from bank line of credit
Proceeds from capital leases
Issuance of common stock	26	4
Treasury stock transaction, net of transaction costs	(230)	-
Net cash provided by financing activities	(132)	61

Net increase/(decrease) in cash and cash equivalents	(58)	64
Cash and cash equivalents at beginning of period	64	-

Cash and cash equivalents at end of period	$6	$64

The accompanying notes are an integral part of these financial statements.

Yatinoo, Inc
Consolidated Statement of Stockholders’ Equity / (Deficit)
For the Years Ended December 31, 2007 and December 31, 2008

Item	Preferred Shares	$0.001 Par Value Preferred Stock	Common Shares	$0.001 Par Value Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance @ 12/31/06			4,500,000	4				4

Common Shares Issuance August 2007			500,000	1				1
Net Loss, year 2007							(167)	(167)

Balance @ 12/31/07			5,000,000	5			(167)	(163)

Common Shares Issued			25,500,000	26				26
Acquisition of Shares from Shareholder			(1,200)			(230)		(230)
Net Loss, year 2008							(1,807)	(1,807)

Balance @ 12/31/08			30,498,800	30		(230)	(1,975)	(2,175)

The accompanying notes are an integral part of these financial statements.

Yatinoo, Inc

Notes to the Consolidated Financial Statements

1.            DESCRIPTION OF BUSINESS AND ORGANIZATION

Description of Business

Yatinoo, Inc. (“the Company”) is organized to perform any activity related to the internet in particular the development and the communication of gates and web sites.  The Company’s major objective is to become the first gate of web development in the Arabic and African countries regions. The high technology product service is intended mainly for these areas.  It should be noted that this trilingual web gate aims at meeting the needs of any type of users.  In particular, the Company is focused in the Media Company specialised for the Arabic and African markets (gates, radios and TV stations, music and videos, magazines, books, etc.).

Organization

On November 13, 2008, Stone Consulting Services, Inc. (“SCS”), a Delaware corporation, closed the transactions contemplated by Yatinoo International S.A. (“Yatinoo”), a Public Limited Company formed in Spain, including its subsidiaries, a Stock Purchase Agreement entered into on November 6, 2008 and reported on a Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) filed on November 12, 2008. As a result of the Yatinoo Acquisition there was a change in control of SCS in favor of Yatinoo. SCS acquired 100% of the issued and outstanding capital stock of Yatinoo from Yatinoo stockholders in exchange for payment of the purchase price of Fourteen Million Four Hundred Thousand (14,400,000) restricted shares of $.001 par value Common Stock of SCS, or forty-eight percent (48%) of the then issued and outstanding capital stock of SCS. The Purchase Price was paid by SCS to the Yatinoo Holders.

Under the Stock Purchase Agreement, Joy Terrace Capital Incorporated (“JTC”) held the right to acquire control of SCS, and the right to appoint two members out of six of the Board of Directors of SCS, subject to SCS accepting such nominations, for a period until the later of (i) 12 months following the Closing Date, or (ii) the next annual meeting of shareholders following the Closing Date.

In accordance with the terms of the Stock Purchase Agreement, SCS’s founder, Michael Stone and certain other shareholders surrendered all but 600,000 of their 135,000,000 post-Forward Stock Split shares, and SCS cancelled such Founder’s Shares in exchange for payment from JTC at the Closing of $200,000 in consideration consisting of: (i) a $120,000 cash payment, and (ii) an $80,000 recourse promissory note personally guaranteed by an individual on behalf of JTC.

Khaled Akid, Yatinoo’s CEO and also the Exchange Agent, who held the Purchase Price for the Yatinoo Holders pursuant to the Stock Purchase Agreement, escrowed the Yatinoo Shares which were retired upon approval of Spanish regulatory authorities and escrowed the Purchase Price on behalf of the Yatinoo Holders, which represented forty-eight percent (48%) of the issued and outstanding securities of SCS following the Yatinoo Acquisition. All of the Yatinoo Holder’s options, warrants, and other convertible securities in Yatinoo (the “Yatinoo Options”) were surrendered by such Yatinoo Holders and retired and the Yatinoo Holders received options of SCS.

The Certificate of Amendment to a Certificate of Incorporation was filed with the Secretary of the State of Delaware on November 14, 2008. The Certificate of Amendment provided for the change of our corporate name to “Yatinoo, Inc.”  In connection with such name change, the appropriate documentation for the purpose of procuring a trading symbol (“YTNO”) on the Over the Counter Bulletin Board (“OTCBB”) which bears a close resemblance to our new name which commenced trading on December 2, 2008.

Following the Closing, there were an aggregate of thirty million (30,000,000) shares issued and outstanding which includes: (i) 14,400,000 restricted shares issued to the Yatinoo Holders as the Purchase Price; (ii) 600,000 restricted shares retained by the Company’s Founder and (iii) 15,000,000 registered shares issued to the various Selling Stockholders and/or their transferees. All restricted shares, consisting of the 600,000 Founder’s Shares and the 15,000,000 newly issued shares to the Yatinoo Holders shall not be eligible for resale pursuant to Rule 144 under the Securities Act until 12 months from the November 19, 2008 filing of the Company’s Report on Form 8-K when SCS ceased to be a shell company, as such term is defined under the Exchange Act. In addition, SCS Options to purchase 2,800,000 shares at an exercise price of $4.00 per share were issued and outstanding following the exchange of Yatinoo Options.

The Yatinoo Acquisition and related matters were approved by SCS’s board of directors and a majority of its issued and outstanding stockholders as of November 6, 2008, the record date for the purpose of such vote, by written consent on November 6, 2008. At the Closing and in accordance with the Stock Purchase Agreement, SCS transferred all of the assets, liabilities and the consulting business that existed and was engaged in by SCS immediately before the Closing to Michael Stone. We have relocated our executive offices to 510 Turnpike Street, Suite 103, North Andover, MA 01845, USA, and our telephone number is (978) 222-9813.

2.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The consolidated financial statements include the accounts of Yatinoo Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition. Minority interests represent the portion of profit or loss and net assets not held by the Group and are presented separately in the income statement and within equity in the consolidated balance sheet, separately from parent shareholders’ equity. Acquisitions of minority interest are accounted for using the parent entity extension method, whereby, the difference between the consideration and the book value of the share of the net assets acquired is recognized as goodwill.  Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, stock-based compensation, goodwill and other intangible assets, income taxes, contingencies, and restructuring charges. There were no assumptions made concerning the future and other key sources of estimation uncertainty at the balance sheet date, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.  Actual results may differ from these estimates.

Revenue recognition

Revenue is recognised to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. Revenue is measured at the fair value of the consideration received, excluding discounts, rebates, and other sales taxes or duty. The following specific recognition criteria must also be met before revenue is recognised:

Sale of goods Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have passed to the buyer, usually on dispatch of the goods.

Rendering of services Revenue from the rendering of services is in direct relation to advertising and marketing services provided to third parties. Revenue is recognised in line with the different agreements signed with clients, which depend up on measurements of the designs as well as other factors.

Interest income Revenue is recognised as interest accrues (using the effective interest method that is the rate that exactly discounts estimated future cash receipts through the expected life of the financial instrument to the net carrying amount of the financial asset).

Dividends Revenue is recognised when the Group’s right to receive the payment is established.

Rental income Rental income arising from operating leases on investment properties is accounted for on a straight line basis over the lease terms.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).

Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending December 31, 2008 and currently, the Company operates one segment, Computer Services.

Loss Per Share

The Company has adopted SFAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

Foreign currency translation

The consolidated financial statements are presented in USD, which is the Company’s functional and presentation currency. Each entity in the group determines its own functional currency and items included in the financial statements of each entity are measured using that functional currency.  Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rate of exchange ruling at the balance sheet date. All differences are taken to profit or loss with the exception of differences of foreign currency borrowings that provide a hedge against a net investment in a foreign entity. There are taken directly to equity until the disposal of the net investment, at which time they are recognised in profit or loss. Tax charges and credits attributable to exchange differences on those borrowings are also dealt with in equity. Non monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non monetary items measured at fair value in foreign currency are translated using the exchange rates as at the dates of the initial transactions. Any goodwill arising on the acquisition of a foreign operation and any fair value adjustments to the carrying amounts of assets and liabilities arising on the acquisition are treated as assets & liabilities of the foreign operation and translated at the closing rate.

The functional currency of the foreign operations is shown in the table below. As at the reporting date, the assets and liabilities and income statements of these subsidiaries are translated into the presentation currency of Yatinoo Inc. (US Dollar) at the rate of exchange ruling at the balance sheet date.

Company	Functional currency

YATINOO, INC	US Dollars (USD)

YATINOO INTERNATIONAL, S.A.	Euros (EUR)

YATINOO SENEGAL, SARL	African Francs (XAF)

YATINOO MAROC, SARL	Moroccan Dirhams (MAD)

The exchange differences arising on the translation are taken directly to a separate component of equity. On disposal of a foreign entity, the deferred cumulative amount recognised in equity relating to that particular foreign operation is recognised in the income statement.

At the date of preparation of this report the exchange rates used for the consolidated statements shown here were the following:

Company	Exchange rate to USD

YATINOO INTERNATIONAL, S.A.	1.3920

YATINOO SENEGAL, SARL	471.2335

YATINOO MAROC, SARL	8.0868

Cash and cash equivalents

Cash and short term deposits in the balance sheet comprise cash at banks and at hand and short term deposits with an original maturity of three months or less.

For the purpose of the consolidated cash flow statement, cash and cash equivalents consist of cash and cash equivalents as defined above, net of outstanding bank overdrafts unless these bank overdrafts are authorised and secured, in which case they will be disclosed as borrowings.

Property, plant and equipment

Plant and equipment is stated at cost, excluding the costs of day to day servicing, less accumulated depreciation and accumulated impairment in value. Such cost includes the cost of replacing part of the plant and equipment when that cost is incurred, if the recognition criteria are met.

Land and buildings are measured at cost less depreciation on buildings and impairment charged subsequent to the date of the revaluation.

Depreciation is calculated on a straight line basis over the useful life of the assets.

Equity investments

The Company’s investment in its associate is accounted for using the equity method of accounting. An associate is an entity in which the Group has significant influence and which is neither a subsidiary nor a joint venture.

Under the equity method, the investment in the associate is carried in the balance sheet at cost plus post acquisition changes in the Group’s share of net assets of the associate. Goodwill relating to an associate is included in the carrying amount of the investment and is not amortised. The income statement reflects the share of the results of operations of the associate. Where there has been a change recognised directly in the equity of the associate, the Group recognises its share of any changes and discloses this, when applicable, in the statement of changes in equity. Profits and losses resulting from transactions between the Group and the associate are eliminated to the extent of the interest in the associate.

The reporting dates of the associate and the Group are identical and the associate’s accounting policies conform to those used by the Group for like transactions and events in similar circumstances.

Borrowing costs

Borrowing costs are recognised as an expense when incurred.

Interest bearing loans and borrowings

All loans and borrowings are initially recognised at the fair value of the consideration received less directly attributable transaction costs.

After initial recognition, interest bearing loans and borrowings are subsequently measured at amortised cost using the effective interest method.

Gains and losses are recognised in the income statement when the liabilities are derecognised as well as through the amortisation process.

Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss includes financial liabilities held for trading and financial liabilities designated upon initial recognition as at fair value through profit and loss.

Financial liabilities are classified as held for trading if they are acquired for the purpose of selling in the near term. Derivatives, including separated embedded derivatives are also classified as held for trading unless they are designated as effective hedging instruments. Gains or losses on liabilities held for trading are recognised in profit and loss Where a contract contains one or more embedded derivatives, the entire hybrid contract may be designated as a financial liability at fair value through profit or loss, except where the embedded derivative does not significantly modify the cash flows or it is clear that separation of the embedded derivative is prohibited.

Financial liabilities may be designated at initial recognition as at fair value through profit or loss if the following criteria are met: (i) the designation eliminates or significantly reduces the inconsistent treatment that would otherwise arise from measuring the liabilities or recognising gains or losses on them on a different basis; (ii) or the liabilities are part of a group of financial liabilities which are managed and their performance evaluated on a fair value basis, in accordance with a documented risk management strategy; (iii) or the financial liability contains an embedded derivative that would need to be separately recorded. As at 31 December 2007, no financial liabilities have been designated as at fair value through profit and loss.

Provisions

Provisions are recognized when the Group has a present obligation (legal or constructive) as a result of a past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation.  Where the Group expects some or all of a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain. The expense relating to any provision is presented in the income statement net of any reimbursement. If the effect of the time value of money is material, provisions are discounted using a current pre tax rate that reflects, where appropriate, the risks specific to the liability. Where discounting is used, the increase in the provision due to the passage of time is recognized as a finance cost.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 were effective for the Company on January 1, 2009. SFAS 141R had no impact on previously recorded acquisitions. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of income, and statements of stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The provisions of FSP FAS 142-3 were effective for the Company on January 1, 2009 and are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The effect of applying FSP APB 14-1 on the Company’s debt is expected to reduce net income for the years ended December 31, 2006, 2007, and 2008 by $20 million, $21 million, and $5 million, respectively.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and requires retroactive application. The Company determined that restricted stock units issued from the Amended and Restated 1996 Directors’ Stock Plan (the “Directors’ Plan”) and restricted stock awards issued from the Company’s Amended and Restated 1995 Stock Plan (the “1995 Plan”) carry unforfeitable dividend rights. The Company has further evaluated the impact of this standard and anticipates that its retroactive application (which contemplates the impact of FSP APB 14-1 as discussed above) will result in an expected adjustment of $0.02 on basic net income per share for the year ended December 31, 2006, an expected adjustment of $0.01 on basic net income per share for the year ended December 31, 2007, and an expected impact of $0.01 on diluted net income per share for the year ended December 31, 2006. No impact is expected on basic net income per share for the year ended December 31, 2008. No impact is expected on diluted net income per share for the years ended December 31, 2007 and 2008.

In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 were effective for the Company on January 1, 2009. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

3.           GOING CONCERN

The Company has generated minimal in revenue, has incurred a cumulative net loss of approximately $1.7 million and has limited resources to continue operating and has only recently consummated its reverse merge with SCS (see Note 1 of the Notes to Consolidated Financial Statements). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including raising capital or seeking additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

4.           INTANGIBLE ASSETS

Intangible assets

Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is fair value as at the date of acquisition.

Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets, excluding capitalized development costs, are not capitalized and expenditure is reflected in the income statement in the year in which the expenditure is incurred.

The useful lives of intangible assets are assessed to be either finite or indefinite.

Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life is reviewed at least at each financial year end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortization period or method, as appropriate, and treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the income statement in the expense category consistent with the function of the intangible asset.

Intangible assets with indefinite useful lives are tested for impairment annually either individually or at the cash generating unit level. Such intangibles are not amortized. The useful life of an intangible asset with an indefinite life is reviewed annually to determine whether indefinite life assessment continues to be supportable. If not, the change in the useful life assessment from indefinite to finite is made on a prospective basis.

Research and development costs

Research costs are expensed as incurred. An intangible asset arising from development expenditure on an individual project is recognized only when the Group can demonstrate the technical feasibility of completing the intangible asset so that it will be available for use or sale, its intention to complete and its ability to use or sell the asset, how the asset will generate future economic benefits, the availability of resources to complete the asset and the ability to measure reliably the expenditure during the development.

During the period of development, the asset is tested for impairment annually. Following the initial recognition of the development expenditure, the cost model is applied requiring the asset to be carried at cost less any accumulated amortization and accumulated impairment losses. Amortization of the asset begins when development is complete and the asset is available for use. It is amortized over the period of expected future sales. During the period of which the assets are not yet in use it is tested for impairment annually.

Patents and licenses

The patents have been granted for a period of 10 years by the relevant government agency with the option of renewal at the end of this period. Licenses for the use of intellectual property are granted for periods ranging between 5 and 10 years depending on the specific license. The licenses provide the option for renewal based on whether the Group meets the conditions of the license and may be renewed at little or no cost to the Group (further details are given in Note 13). As a result those licenses are assessed as having an indefinite useful life.

Gains or losses arising from de-recognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the income statement when the asset is derecognized.

A summary of the policies applied to the Group’s intangible assets is as follows:

	Licenses	Patents	Development Costs

Useful lives	Indefinite	Finite	Finite

Amortisation method used	No Amortisation	Amortised on a straight line basis over the period of the patent	Amortised over the period of expected future sales from the related project on a straight line basis

Internally generated or acquired	Acquired	Acquired	Internally Generated

5.           CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other, selling and distribution expenses

	2008	2007
Legal and professional	647	159
Marketing and Public Relations	715	4
Office costs	273	26
Bad Debt Expenses	473	0
Other Expenses	25	6
Total Other, Selling and Distribution Expenses	1,660	195

Exchange rate EUR-USD 1.3920 USD A large portion of the expenses incurred during the financial year are to do with the advice taken in order to have a good knowledge of the potentials for future years and also the research made into the different technologies that could be applied to the business.

The Group has entered a marketing campaign in order to publicize the web portal in the area. For this campaign The Group elected an energy drink to stamp our marketing designs in their cans and bottles. The Group considers this campaign a vital point of contact for potential customers although it is envisaged to be the first of more campaigns.

Bad debts expense of approximately $473,000, relates to various debtors, the majority of which is in connection with a debt of UK Internet concerns towards the Company which may be difficult to collect.

6.           STOCK OPTION PLAN

The Company adopted a 2008 Incentive Stock Option Plan (the “Plan”), which was approved by SCS’s board of directors and stockholders on November 13, 2008. The Plan enables the Board to provide equity-based incentives through grants or awards of incentive awards to the Company’s present and future employees, directors, consultants and other third party service providers. The Plan, administered by our Board of Directors, authorizes the issuance of a maximum of 5,000,000 shares of our common stock, which may be authorized and unissued shares or treasury shares. Options will be deemed “Incentive Stock Options” (as defined in the Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders, with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the Plan. Both the Incentive Stock Options or any Non- Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the Plan terminates, expires unexercised or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

On November 13, 2008, the Company granted an aggregate of 2,800,000 options to the following officers, directors and consultants in the respective amounts stated: Khaled Akid, CEO - 1,000,000 shares; Youness Douiri, COO - 300,000 shares; Antonio Galvez, CFO - 300,000 shares; Ruediger Schild, Executive V.P. - 300,000 shares; Marshall Stermann, Director - 300,000 shares; Michael J.

Magliochetti, Director - 300,000 shares; and Holly Ruma, Consultant - 300,000 shares. Each option is exercisable for five years at $4.00 per share. Each option vests in one-third increments on the three anniversary dates from the date of grant. Each option holder is entitled to sell up to 25% of his/her vested options in any 12 month period.

The Board of Directors has granted five-year options at $4.00 per share to two consultants outside of the Plan. The Options are exercisable for 1,500,000 and 700,000 shares of Common Stock, respectively, on a cashless basis and are subject to a vesting schedule.

In connection with his appointment, the Compensation Committee granted Mr. Magliochetti an option to purchase 5,000,000 shares of the Company's common stock. The option will vest monthly over a period of twelve months and the pricing will be based on the mean selling price of the stock over the following 12 months. Mr. Magliochetti and the Company will also enter into the Company's standard director and executive officer indemnification agreement and standard confidential information and invention assignment agreement.

Mr. Rogal was granted a non-qualified stock option to purchase 250,000 shares of the Company's common stock pursuant to the terms of the Company's 2008 Incentive Stock Option Plan.

No other retirement, pension, profit sharing, stock option or insurance programs or other similar programs currently exist. Other than the SCS Options issued in exchange for the Yatinoo Options, no warrants, options, convertible securities or other rights to purchase securities of Yatinoo or SCS have been issued to date.

7.           INCOME TAXES

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2008		2007
Deferred tax assets:
Net operating loss carryforwards	690,900		58,450
Accounts Receivable	165,550		—
Inventory
Accrued expenses
	856,450		58,450
Deferred tax liabilities:
Fixed Assets Depreciation	$(	)	$(	)

Less valuation allowance	(856,450)		(58,450)
Net deferred tax assets (liabilities)	$—		$—

Components of income tax provision for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
Current:
Federal		$—		$—
State

Deferred:
Federal		$—		$—
State		—		—
		—		—
	$		$

Actual income taxes reported are different than would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for this difference are as follows:

	2008	2007
Computed expected statutory expense (benefit)	$(632,450)	$(58,450)
Increase in rate resulting from:
State income taxes, net of federal benefit
Change in valuation allowance	632,450	58,450
Stock compensation expense
Other
	$-	$-

The Company provided a full valuation allowance as of December 31, 2008 and 2007 against its net operating loss carry-forwards. At December 31, 2008, the Company had net operating loss carry-forwards of approximately $2 million for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2027.  The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has had no impact on the reported carry-forwards at December 31, 2008.

8.           STOCKHOLDER’S EQUITY

The Company has authorized 500,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share. There are issued and outstanding as of the date of this report 25,015,000 shares of common stock and no shares of preferred stock are issued and outstanding.

Common Stock

Each share of common stock entitles its holder to one vote, either in person or by proxy, at meetings of stockholders. Stockholders are not permitted to vote their shares cumulatively. Accordingly, the holders of more than 50% of the issued and outstanding shares of common stock can elect all of our directors. Holders of common stock have no pre-emptive or other subscription rights, conversion rights, redemption or sinking fund provisions.

Preferred Stock

The Company has authorized the issuance of up to 5,000,000 shares of preferred stock at $.001 par value. No shares of preferred stock have been issued to date. The board of directors has the authority to designate one or more series of preferred stock. Such provisions are referred to as “blank check” provisions, as they give the board of directors the flexibility, from time to time, without further stockholder approval, to create preferred stock and to determine the descriptions, preferences and limitations of each such series, including, but not limited to, (i) the number of shares, (ii) dividend rights, (iii) voting rights, (iv) conversion privileges, (v) redemption provisions, (vi) sinking fund provisions, (vii) rights upon liquidation, dissolution or winding up of the Company and (viii) other relative rights, preferences and limitations of such series.

If any series of preferred stock authorized by the board or directors provides for dividends, such dividends, when and as declared by the board of directors out of any funds legally available therefor, may be cumulative and may have a preference over the common stock as to the payment of such dividends. On the Company’s liquidation, dissolution or winding up, the holders of serial preferred stock may be entitled to receive preferential cash distributions fixed by the board of directors when creating the particular series of preferred stock before the holders of our common stock are entitled to receive anything. Depending upon the consideration paid for preferred stock, the liquidation preference of preferred stock and other matters, the issuance of preferred stock could therefore result in a reduction in the assets available for distribution to the holders of common stock in the event of liquidation of the Company. Holders of common stock do not have any preemptive rights to acquire preferred stock or any other securities of the Company. Preferred stock authorized by the board of directors could be redeemable or convertible into shares of any other class or series of our capital stock.

The issuance of serial preferred stock by our board of directors could adversely affect the rights of holders of our common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. The preferred stock is not designed to deter or to prevent a change in control; however, under certain circumstances, the Company could use the preferred stock to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company and thereby to protect the continuity of the Company’s management. In addition, the issuance of additional common stock or preferred stock at below market rates would dilute the value of the outstanding securities of the Company. The Company could also privately place such shares with purchasers who might favour the board of directors in opposing a hostile takeover bid, although the Company has no present intention to do so. The Company is currently not considering the issuance of preferred stock for such financing or transactional purposes and has no agreements or understandings, or any present intention to issue any series of preferred stock.

Dividends

All shares of common stock are entitled to participate ratably in dividends when and as declared by our board of directors out of legally available funds. Dividends may be paid in cash, property or additional shares of common stock. We have not paid or declared any dividends upon our common stock since inception. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on the common stock will rest solely within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements, the terms of debt obligations, financial condition, and other relevant factors.

Treasury Stock

During the fiscal year ended December 31, 2008 the Company received 1,200 shares of its common stock from a shareholder.  . The shares were accounted for as contributed capital at the time of receipt and valued at $192 per share. The Company determined the principal to principal market was the most active market at the time of receipt. The shares were subsequently retired and the entire amount of $230,000, was applied as a reduction of our paid-in capital under the cost method.

9.           SUBSEQUENT EVENTS

Securities and Exchange Commission Investigation

As previously reported by the Company on Form 8-K/A on January 8, 2009, the SEC suspension on Yatinoo Securities expired on December 31, 2008. However, the SEC investigation continues and trading has not yet resumed on the OTC Bulletin Board. The SEC suspension concerned the accuracy of publicly available information about Yatinoo's market capitalization and operations which the Company believes has now been fully disclosed, as well as questions "about trading activity in the market for Yatinoo securities." In addition to the above-described cancellation of shares, in an effort to eliminate remaining concerns of the SEC and FINRA, the Board of Directors of the Company resolved on March 24, 2009, to have all holders of registered Yatinoo shares enter into lock-up agreements. The former shareholders of Stone Consulting Services (n/k/a Yatinoo Inc.) each signed lock-ups for an aggregate of 600,000 shares in connection with the change of control. The remaining 14,400,000 registered shares (less 25,961 shares which were sold in the open market and any cancelled, as described above) have signed or will sign two-year lockups pursuant to which they will be permitted to sell 1% of their registered shares per month, or 10% per annum.

As of March 19, 2009 and May 1, 2009, the Board of Directors of Yatinoo, Inc. (the "Company") unanimously authorized and directed its transfer agent to cancel an aggregate of 4,985,000 shares, or 16.6% of the 30,000,000 issued and outstanding shares. The shares were held by five shareholders affiliated with three German consultants whose agreements had previously been terminated by the Company. The terminations resulted from the Company learning that they or their affiliates were under investigation by German authorities for possible stock manipulations at the same time that the SEC suspended trading in the Company's securities.

OZQ8 Acquisition

Pursuant to a Securities and Asset Purchase Agreement (the "Agreement") between Yatinoo, Inc. (the "Company") and OZQ8, Incorporated, a Kuwait corporation ("OZQ8"), dated as of April 10, 2009, the Company purchased all of the outstanding capital stock of OZQ8, or all of its assets, for an aggregate purchase price of USD $45,000, consisting of: (i) USD $35,000 in cash paid at the closing, and (ii) USD $10,000 in cash within 60 days after the closing.

OZQ8 owns and operates the domain www.ozq8.com, along with other related domain names, source code and intellectual property rights. The domain names will be held in escrow until the final $10,000 payment is released. The Closing was subject to the Company's completing its due diligence of OZQ8, the execution of definitive legal agreements, approval of the transaction by both parties' board of directors, and the Company's analysis and review of the financial statements of OZQ8 (including any restatement thereof that may be necessary to bring such financial statements into compliance with the Company's practices and Generally Accepted Accounting Principles).

The management of both parties agreed to immediately begin working on the technical aspects of assimilating the OZQ8 website into the Company's platform.

Acquisition of License

Yatinoo Inc. (the "Company" or "Licensee") entered into a Software License Agreement dated April 23, 2009, with WebVois Global Communication, Inc. (the "Licensor"), a Moroccan corporation. The Licensor owns technology, patents and published works (the "Technology") related to voice over Internet Protocol ("VOIP"). The Licensor granted to the Company a worldwide license to develop and sell or license to the Licensee's website called the Atmosphere (a social network), the Technology to launch Licensor's software application. This is expected to provide the Company with VOIP, videos, text input and audio and Twitter capabilities, via mobile devices. The Company intends to establish a revenue-based portal delivering a social network, project plan and financial portal called Atmosphere for license worldwide by the Company.

The Company paid Licensor a fee of $33,000 upon execution of the License and will pay $33,000 for the first year thereafter and $16,500 every three months after the first year.

The Company was granted an exclusive 25 year license to use the software in source code to create Atmosphere and to use, manufacture, reproduce, have reproduced, sublicense, market and distribute the software and any derivative approved by the Licensor.

Suspension of operations

Yatinoo’s operations in Morocco and Spain have been kept to a minimum from the beginning of January 2009 due to the lack of financing. The adverse effect of the global financial crisis that began in 2008 plus the effect of above mentioned suspension of trading of its securities has obliged Yatinoo to reduce activities to keep operational costs to a minimum.

At the time of preparation of this report, the management of Yatinoo is actively seeking sources of finance to re-activate its activities which includes a variety of possibilities, from the possible increase of share capital, loans from private investors or shareholders, bank finance or possible mergers with similar size companies.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement by and between Stone Consulting Services, Inc., Yatinoo International, S.A, the Stockholders of Yatinoo International, S.A. and the Exchange Agent dated November 6, 2008.(1)

3.1	Certificate of Incorporation, dated December 11, 2006. (2)

3.2	Certificate of Amendment to Certificate of Incorporation dated November 6, 2008. (1)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 13, 2008.(3)

3.4	Amended and Restated Certificate of Incorporation dated June 23, 2009(4)

3.5	By-Laws (2)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Stock Option Agreement (3)

10.1	2008 Incentive Stock Option Plan (3)

10.2	Advertising Sponsorship Contract, dated as of January 1, 2008, between the Company and PGM International Ltd. (as translated) (1)

10.3	Securities and Asset Purchase Agreement, dated as of April 10, 2009, between the Company and OZQ8, Inc. (5)

10.4	Asset Purchase Agreement dated June 8, 2009, by and between the Company and Atmosphere Corp. (4)

10.5	Software License Agreement made April 23, 2009, by and between the Company and WebVois Global Communications, Inc. (6)

*10.6	Agreement, dated as of November 1, 2008, between the Company and JOAG LLC

*31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Incorporated by reference from the Current Report on Form 8-K/A for November 13, 2008, filed with the Commission on January 8, 2009.

(2) Incorporated by reference from the registration statement on Form S-1, filed with the Commission on March 31, 2008.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Commission on November 19, 2008.

(4) Incorporated by reference from the Current Report on Form 8-K filed with the Commission on June 23, 2009.

(5) Incorporated by reference from the Current Report on Form 8-K filed with the Commission on April 20, 2009.

(6) Incorporated by reference from the Current Report on Form 8-K filed with the Commission on April 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yatinoo, Inc.

August 10, 2009	By:	/s/ Francis P. Magliochetti, Jr.
Francis P. Magliochetti, Jr.
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Francis P. Magliochetti, Jr.	Chairman of the Board, interim
Francis P. Magliochetti, Jr.	Chief Executive Officer (Principal Executive	August 10, 2009
Officer and Principal Financial Officer)

/s/ Peter K. Rogal	Director	August 10, 2009
Peter K. Rogal

/s/ Marshal S. Sterman	Director	August 10, 2009
Marshal S. Sterman

/s/ Michael J. Magliochetti	Director	August 10, 2009
Michael J. Magliochetti

	Director	_________, 2009
Barry Hoffman

EXHIBITS

10.6	Agreement, dated as of November 1, 2008, between the Company and JOAG LLC

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.